Form 10-Q
period 2015-04-30
Grand Perfecta, Inc.
filed 2015-06-15
CIK 1550053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 000-55423

GRAND PERFECTA, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	46-1779352
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

21st Floor, South Tower, New Pier Takeshiba
1-16-1, Kaigan, Minato-ku, Tokyo, Japan
(Address of Principal Executive Offices including Zip Code)

+81-3-3436-4577
(Registrant's Telephone Number, Including Area Code)

          N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    ☐       NO    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES    ☐       NO    ☒

As of June 15, 2015, 30,500,000 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

GRAND PERFECTA, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Consolidated Balance Sheets at April 30, 2015 (Unaudited) and December 31, 2014

Consolidated Statements of Operations (Unaudited) — Three and Nine Months Ended April 30, 2015 and 2014

Consolidated Statements of Comprehensive Income (Unaudited) — Three and Nine Months Ended April 30, 2015 and 2014

Consolidated Statements of Cash Flows (Unaudited) — Three and Nine Months Ended April 30, 2015 and 2014

Notes to Consolidated Financial Statements (Unaudited)

GRAND PERFECTA, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash	$183,834	$1,880,494
Accounts receivable, net	869,698	635,450
Current portion due from related parties	418,991	1,481,811
Current portion of notes receivable	1,555,058	1,682,327
Deferred tax assets, current portion	644,729	752,183
Prepaid expenses and other current assets	79,714	66,661
Total current assets	3,752,024	6,498,926

Property and equipment, net	281,391	374,257

Other assets
Long-term notes receivables, net of current portion	558,795	632,124
Long-term portion due from related parties, net of current portion	1,526,448	–
Deferred tax assets, long-term portion	199,506	232,757
Goodwill	6,485,169	7,549,434
Other assets	531,703	610,063
Total other assets	9,301,621	9,024,378
Total assets	$13,335,036	$15,897,561

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$1,605,339	$2,605,935
Deferred revenues	1,162,181	1,390,210
Current portion of notes payable	3,231,500	8,339,527
Notes payable to related parties	1,030,730	–
Convertible note payable	1,680,000	–
Taxes payable	965,503	754,855
Total current liabilities	9,675,253	13,090,527
Long-term portion of notes payable, net of current portion	1,436,568	728,846
Total liabilities	11,111,821	13,819,373

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding as of April 31, 2015 (unaudited) and July 31, 2014	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 30,500,000 shares issued and outstanding as of April 30, 2015 (unaudited) and July 31, 2014	30,500	30,500
Additional paid-in capital	4,121,034	4,121,034
Other comprehensive income	125,602	457,959
Accumulated deficit	(2,092,381)	(2,576,536)
Total GPI stockholders' equity (deficit)	2,184,855	2,033,057
Noncontrolling interest	38,360	45,131
Total stockholders' equity (deficit)	2,223,215	2,078,188
Total liabilities and stockholders' equity	$13,335,036	$15,897,561

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$4,305,535	$4,881,671	$13,817,621	$16,651,792
Total revenues	4,305,535	4,881,671	13,817,621	16,651,792

Operating expenses:
Cost of sales	1,047,822	1,611,285	3,510,942	4,672,498
Depreciation expense	26,435	57,387	83,080	175,238
Advertising	181,612	668,096	635,456	1,354,486
Rent expense	195,368	211,884	612,026	621,986
Salaries and wages	1,435,301	1,137,313	4,195,584	3,740,776
Other general and administrative expenses	1,039,991	1,081,282	3,035,267	3,119,754
Total operating expenses	3,926,529	4,767,247	12,072,355	13,684,738

Income from operations	379,006	114,424	1,745,266	2,967,054

Other income (expense):
Other income (loss)	21,941	14,766	62,021	(5,355)
Gain (loss) on exchange	6,872	6,364	31,462	24,635
Interest income	2,932	4,076	9,954	13,808
Interest expense	(262,653)	(371,924)	(881,040)	(1,010,069)
Total other income (expense)	(230,908)	(346,718)	(777,603)	(976,981)

Net income (loss) before provision for income taxes	148,098	(232,294)	967,663	1,990,073
Provision for (benefit from) income taxes	117,359	(108,211)	483,832	1,017,123
Net income (loss)	30,739	(124,083)	483,831	972,950
Less: net loss attributable to noncontrolling interest	(324)	–	(324)	–
Net income (loss) attributable to GPI	$31,063	$(124,083)	$484,155	$972,950

Net income (loss) per share, basic and diluted	$0.00	$(0.00)	$0.02	$0.04

Weighted average number of common shares outstanding, basic and diluted	30,500,000	27,500,000	30,500,000	27,500,000

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)

Net income (loss)	$30,739	$(124,083)	$483,831	$972,950
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(81,641)	44,078	(332,357)	82,241
Total other comprehensive income (loss), net of tax	(81,641)	44,078	(332,357)	82,241
Comprehensive income (loss)	(50,902)	(80,005)	151,474	1,055,191
Comprehensive income (loss) attributable to noncontrolling interest	(784)	(461)	(6,771)	(2,303)
Comprehensive income (loss) attributable to GPI stockholders	$(51,686)	$(80,466)	$144,703	$1,052,888

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	April 30,	April 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$483,831	$972,950
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,080	175,238
Loss (gain) on sale of property and equipment	–	22,531

Changes in operating assets and liabilities:
Accounts receivable	(340,470)	(283,522)
Prepaid expenses and other current assets	(23,236)	9,083
Other assets	(8,882)	(103,711)
Accounts payable and accrued expenses	(698,939)	(753,563)
Deferred revenue	(30,829)	170,012
Taxes payable	333,650	860,830

Net cash provided by (used in) operating activities	(201,795)	1,069,848

Cash flows from investing activities
Purchase of property and equipment	(41,802)	(73,475)
Proceeds (payments) for lending to related parties, net	372,339	(215,603)
Proceeds from collection of notes receivables	835,350	77,850
Payments for notes receivable lending	(971,581)	(222,253)
Net cash provided by (used in) investing activities	194,306	(433,481)

Cash flows from financing activities
Proceeds from notes payable	1,391	181
Proceeds from convertible notes payable	1,760,000	–
Payments on note payable	(3,254,063)	(698,371)

Net cash provided by (used in) financing activities	(1,492,672)	(698,190)

Effect of exchange rate fluctuations on cash	(196,499)	(5,884)

Net change in cash	(1,696,660)	(67,707)
Cash, beginning of the period	1,880,494	160,525
Cash, end of the period	$183,834	$92,818

Supplemental disclosure of cash flow information:
Interest paid	$881,040	$1,010,069
Income taxes paid	$150,182	$156,293

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Organization

Grand Perfecta, Inc. (“Grand Perfecta”) was incorporated in the State of Nevada on March 25, 2002, as STI Holdings, Inc. (“STI”). On May 12, 2012, the Company completed an Agreement and Plan of Reorganization whereby it acquired 100% of the issued and outstanding shares of Link Bit Consulting Co, Ltd. (“LinkBit” or the “Company”), a Japanese corporation, for 25,000,000 common shares in a transaction accounted for as a recapitalization of LinkBit. Effective March 29, 2013, STI amended its Articles of Incorporation to change its name to Grand Perfecta, Inc. On May 27, 2013, the Company issued 272,668 shares in exchange for 100% of the issued and outstanding shares of Umajin Hong Kong Ltd. (“Umajin HK”), a Hong Kong corporation that maintains an office in Hong Kong. The operations of Grand Perfecta, LinkBit and Umajin HK are collectively referred to as the “Company.”

Nature of Business

The Company is engaged in the business of transmitting and providing horse racing information via various types of media, including multiple websites owned and operated by the wholly owned subsidiaries of LinkBit and Umajin HK.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of April 30, 2015, and for the three and nine months ended April 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended April 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes for the years ended July 31, 2014 and 2013 included in the Company's Form 10 filed on April 15, 2015.

Principals of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Grand Perfecta and its wholly-owned subsidiaries LinkBit and Umajin HK. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Amounts could materially change in the future.

Foreign Exchange

The Company’s primary operations are conducted in Japan and performed by its wholly owned subsidiaries LinkBit and Umajin HK. LinkBit’s functional currency is the Japanese Yen and Umajin HK’s functional currency is the Hong Kong Dollar.

The financial statements of each entity are prepared using the applicable functional currencies, and have been translated into U.S. dollars (“USD”). Assets and liabilities are translated into USD at the applicable exchange rates at period-end. Stockholders’ equity is translated using historical exchange rates. Revenue and expenses are translated at the average exchange rates for the period. Any translation adjustments are included as foreign currency translation adjustments in accumulated other comprehensive income in the Company’s stockholders’ equity.

The following rates were used to translate the accounts of LinkBit and Umajin HK into USD at the following balance sheet dates.

	Balance Sheet Dates
	April 30,	July 31,
	2015	2014

Japanese Yen to USD	0.0084	0.0098
Hong Kong Dollars to USD	0.1290	0.1290

The following rates were used to translate the accounts of LinkBit and Umajin HK into USD for the following operating periods.

	For the Nine Months Ended
	April 30,	April 30,
	2015	2014

Japanese Yen to USD	0.0088	0.0099
Hong Kong Dollars to USD	0.1290	0.1289

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of April 30, 2015 (unaudited) or July 31, 2014.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of April 30, 2015 (unaudited) and July 31, 2014.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives once the individual assets are placed in service. Estimated useful lives for the assets are as follows.

Buildings and fixtures	8 - 43 years
Autos and trucks	2 - 6 years
Tools and equipment	4 - 10 years
Computer software	5 years

Intangible Assets

The Company’s intangible assets include goodwill, which represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, the Company conducted an analysis of the goodwill on its single reporting unit using the Company. As of July 31, 2014, the assessment for impairment found that there is no impairment of goodwill. The Company has no accumulated impairment losses on goodwill.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of assets identified during the year ended July 31, 2014 or during the nine months ended April 30, 2015 (unaudited).

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

GAAP provides for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 — Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity can access.

•	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

–	Quoted prices for similar assets or liabilities in active markets

–	Quoted prices for identical or similar assets or liabilities in markets that are not active

–	Inputs other than quoted prices that are observable for the asset or liability

–	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•	Level 3 — Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g., internally derived assumptions surrounding the timing and amount of expected cash flows).

The Company has determined that the book value of its outstanding financial instruments as of April 30, 2015 (unaudited) and July 31, 2014 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash, accounts receivable, notes receivable, and amounts due from related parties. The Company maintains its cash in banks located in Japan and Hong Kong in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers and note receivable holders. The Company has not experienced significant losses relating to these concentrations in the past.

Revenue Recognition

The Company’s revenue consists primarily of sales of comprehensive and informative horse racing literature subscriptions through multiple websites focusing on all aspects of the horse racing industry in Japan. Publication of horse racing digital magazines, providing support for print publications, and participating in other public events and media programs related to the horse racing industry do not generate significant revenue directly. These activities are undertaken for the purpose of increasing the number of horse racing fans and driving potential customers to our websites so as to hopefully eventually convert them to paying customers.

The Company recognizes revenue on arrangements in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The majority of the Company’s revenue is generated by per-item sales. For all users, payment is received at the time of purchase. The Company recognizes revenue for per-item sales when the requested information is supplied to the user. For subscriptions that span a period of time, the Company recognizes revenue over the term of the subscription. Revenues are presented net of refunds, credits and known and estimated credit card chargebacks. The Company reports revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority. Rights to content purchased by customers in advance of the content being provided are recorded as deferred revenue.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders after preferred stock dividends, by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. The Company had no common stock equivalents outstanding that were included in the diluted earnings per share during the three or nine months ended April 30, 2015 or 2014 (unaudited). As a result, the basic and diluted earnings per share were the same for each of the periods presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company’s financial statements.

3.  PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consisted of the following.

	April 30,	July 31,
	2015	2014
	(Unaudited)

Buildings and fixtures	$240,478	$272,079
Autos and trucks	305,421	356,324
Tools and equipment	521,482	567,354
Computer software	1,337,372	1,560,267
Construction in progress	12,736	–
Horses	20,160	41,347

	2,437,649	2,797,371

Less: accumulated depreciation	(2,156,258)	(2,423,114)

	$281,391	$374,257

4.  DUE FROM RELATED PARTIES

The Company made short-term revolving advances to related parties, including officers, directors and other related parties. All loans are unsecured and due within one year of the issuance date, and earn interest at rates ranging from 0% to 3% per annum. The total amounts outstanding from related parties amounted to $1,945,439 (unaudited) and $1,481,811 as of April 30, 2015 and July 31, 2014, respectively.

Of the total related party receivables, the amounts outstanding directly from officers and directors amounted to $0 (unaudited) and $1,144,647 as of April 30, 2015 and July 31, 2014, respectively. Subsequent to the year ended July 31, 2014, the Company settled the amounts due directly from officers of the Company in full.

The remaining outstanding receivables amounting to $1,945,439 (unaudited) and $337,164 as of April 30, 2015 and July 31, 2014, respectively, represented amounts outstanding from a related party entity owned by one of the directors of the Company. Of the amount outstanding from this related party as of April 30, 2015, $1,526,448 of the outstanding balance bears interest at 0.48% and is due in full on February 28, 2018. The remaining portion of $418,991 is non-interest bearing and due on demand.

Management considers all of these outstanding advances to be fully collectible and has determined that no allowance is necessary.

5.  NOTES RECEIVABLE

The Company’s outstanding notes receivable consist of unsecured advances, including interest ranging from 0% to 8% per annum, payable in full on dates extending through 2039. As of April 30, 2015 and July 31, 2014, the Company had total outstanding notes receivable of $2,113,853 (unaudited) and $2,314,451, respectively. The portion of these outstanding notes receivables that were either due on demand or had scheduled due dates within one year amounted to $1,555,058 (unaudited) and $1,780,327 as of April 30, 2015 and July 31, 2014, respectively.

The future scheduled maturities of outstanding notes receivables as of April 30, 2015 based on contractual due dates are as follows.

Period ended
April 30, 2015

2015 (remainder of)	$1,555,058
2016	–
2017	–
2018	–
2019	9,493
Thereafter	549,302
Total	$2,113,853

6.  GOODWILL

The Company has recorded goodwill relating to the purchase of Media 21, Inc. in 2011, as well as the acquisition of Umajin HK on May 27, 2013. The following is a summary of the activity relating to goodwill for the nine months ended April 30, 2015 (unaudited):

Balance as of July 31, 2014	$7,549,434
Foreign currency translation adjustment	(1,064,265)
Balance as of April 30, 2015 (unaudited)	$6,485,169

7.  NOTES PAYABLE

A summary of the Company’s outstanding notes payable is as follows:

	April 30,	July 31,
	2015	2014
	(Unaudited)

Unsecured notes payable originally issued on September 30, 2009 and November 30, 2010, due in full on November 30, 2015, bearing interest at 3.5% per annum due monthly.	$72,223	$205,134
Unsecured note payable issued on December 9, 2011, due on demand, bearing interest at 1% per annum due monthly.	840,000	980,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly.	420,000	490,000
Unsecured note payable issued on July 23, 2013, due on August 5, 2016, bearing interest at 1.2% per annum due monthly.	176,568	327,712
Unsecured note payable issued on September 30, 2013, due on September 30, 2014, bearing interest at 15% per annum due monthly.	–	784,000
Unsecured note payable issued on December 20, 2011, due on December 20, 2014, bearing interest at 15% per annum due monthly.	1,596,000	2,058,000
Unsecured note payable issued on June 28, 2013, due on October 31, 2015, bearing interest at 15% per annum due monthly.	168,000	196,000
Unsecured note payable issued on August 2, 2010, due on July 31, 2015, bearing interest at 12% per annum due monthly.	–	1,715,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	1,092,000	1,960,000
Unsecured note payable issued on July 20, 2011, due on July 20, 2015, bearing interest at 12% per annum due monthly.	252,000	294,000
Unsecured notes payable, non-interest bearing, due on demand	51,277	58,527
Total notes payable	4,668,068	9,068,373
Less: current portion of notes payable	3,231,500	8,339,527
Long-term portion of notes payable	$1,436,568	$728,846

Future scheduled maturities of long-term debt are as follows:

Year Ended
July 31,

2015 (remainder of)	$3,159,277
2016	240,223
2017	1,268,568
Total	$4,668,068

8.  NOTES PAYABLE FROM RELATED PARTIES

As of April 30, 2015, the Company had an outstanding note payable balance due to its Chairman and CEO amounting to $862,730 and an outstanding note payable balance due to its President amounting to $168,000. The note payable balances are non-interest bearing and are due on demand.

9.  CONVERTIBLE NOTE PAYABLE

On March 5, 2015, the Company entered into a convertible note agreement for total principal borrowings of $1,680,000. The amounts are due one year after the issuance of the note on March 5, 2015, and bear interest at a rate of 1% per annum. At the option of the debt holder, beginning 40 days after the issuance of the note, the debt holder may convert the outstanding balance of the note into shares of the Company’s common stock at a conversion rate equal to one share per $1.10 of outstanding principal and accrued interest.

10.  STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue up to 100,000,000 shares of preferred stock with a par value of $0.001, with 100,000 shares designated as Series A Preferred Stock. The Series A Preferred Stock receive a 10 to 1 voting preference over common stock. Accordingly, for every share of Series A Preferred Stock held, the holder receives the voting rights equal to 10 shares of common stock. As such, the holders of the Series A Preferred Stock have the equivalent voting capability of 1,000,000 shares of common stock. The Series A Preferred Stock also has a $0.05 per share liquidation preference over common stock, and can be redeemed by the Company at any time, upon thirty days’ notice, for $0.05 per share.

The Company had 100,000 shares of Series A Preferred Stock issued and outstanding as of April 30, 2015 and July 31, 2014.

Common Stock Transactions

The Company had no common stock issuances during the nine months ended April 30, 2015 or 2014.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited July 31, 2014 Consolidated Financial Statements and notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our registration statement on Form 10, filed separately with the Securities and Exchange Commission.

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, availability of capital, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in our Form 10 registration statement and factors disclosed in subsequent reports filed with the Securities and Exchange Commission, actual results may differ from those in the forward-looking statements.

As used in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," except where the context otherwise requires, the term "we," "us," or "our" refers to the business of Grand Perfecta, Inc., and its wholly owned subsidiaries of LinkBit Consulting Co, Ltd. (“LinkBit”) and Umajin Hong Kong Ltd. (“Umajin HK”).

Organization

In May 2012 Grand Perfecta completed an Agreement and Plan of Reorganization whereby it acquired 100% of the issued and outstanding shares of LinkBit for 25,000,000 common shares in a transaction accounted for as a recapitalization of LinkBit. In May 2013 the Company issued 272,668 shares in exchange for 100% of the issued and outstanding shares of Umajin HK.

Nature of Business

The Company is engaged in the business of transmitting and providing horse racing information via various types of media, including the various websites owned and operated by the wholly owned subsidiaries of LinkBit and Umajin HK.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that we make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  On an ongoing basis, management evaluates its estimates, including those related to collection of receivables, impairment of goodwill, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in material differences from the estimated amounts in the financial statements.

For a summary of our critical accounting policies, refer to Note 2 of our unaudited consolidated financial statements included under Item 1 – Financial Statements in this Form 10-Q.

Results of Operations for the Three Months Ended April 30, 2015 and 2014

The following are the results of our operations for the three months ended April 30, 2015 as compared to the three months ended April 30, 2014:

	For the Three Months Ended
	April 30,	April 30,
	2015	2014	$ Change
	(Unaudited)	(Unaudited)

Net sales	$4,305,535	$4,881,671	$(576,136)
Total revenue	4,305,535	4,881,671	(576,136)

Operating Expenses:
Cost of sales	1,047,822	1,611,285	(563,463)
Depreciation expense	26,435	57,387	(30,952)
Advertising	181,612	668,096	(486,484)
Rent expense	195,368	211,884	(16,516)
Salaries and wages	1,435,301	1,137,313	297,988
Other general and administrative expenses	1,039,991	1,081,282	(41,291)
Total operating expenses	3,926,529	4,767,247	(840,718)

Income from operations	379,006	114,424	264,582

Other Income (Expense):
Other income (loss)	21,941	14,766	7,175
Gain on exchange	6,872	6,364	508
Interest income	2,932	4,076	(1,144)
Interest expense	(262,653)	(371,924)	109,271
Total other income (expense)	(230,908)	(346,718)	115,810

Net income (loss) before provision for income taxes	148,098	(232,294)	380,392
Provision for (benefit from) income taxes	117,359	(108,211)	225,570
Net income (loss)	30,739	(124,083)	154,822
Less: net loss attributable to noncontrolling interest	(324)	–	(324)
Net income (loss) attributable to GPI	$31,063	$(124,083)	$155,146

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales decreased during the three months ended April 30, 2015 as compared to the same period in 2014 due primarily to a decline in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 14%. The decrease in our net sales relating to the decline in the exchange rate for the three months ended April 30, 2015 as compared to the same period in 2014 amounted to approximately $650,000. Net sales also decreased in part due to an increase in the consumption tax rate, which increased from 5% to 8% in April 2014. We did not raise the prices for our service to correspond to this increase in the consumption tax. As a result, our sales, net of the consumption tax, decreased during three months ended April 30, 2015 as compared to the same period in 2014.

These decreases were partially offset by an increase in sales due to the start of a new service in February 2015, originally planned to start in late 2014. The service, or brand, offers customers physiological information and analysis from a well-known consultant with respect to race horses. We expect this service to generate increased sales during future quarters.

Operating Expenses

Total operating expenses for the three months ended April 30, 2015 were $3,926,529, which represented a decrease of $840,718 as compared to the same period in 2014. Our operating expenses decreased during the three months ended April 30, 2015 as compared to the same period in 2014 in part due to a decline in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 14%. The total decrease in our operating expenses relating to the decline in the exchange rate for the three months ended April 30, 2015 as compared to the same period in 2014 amounted to approximately $550,000. In addition, our operating expenses also decreased due to a decrease in cost of sales from higher spending in the prior year due to content curation, as well as advertising costs resulting from a reduction in print advertising due to lower than expected response rates. These decreases were partially offset by an increase in salaries and wages expenses due to hiring of additional staff to manage expected increases in volume.

Other Income/ (Expenses)

Total other expense for the three months ended April 30, 2015 amounted to $230.908, which decreased by $115,810 as compared to the same period in 2014. The decrease in other expenses is primarily due to a decrease in interest expense of $109,271 due to a reduction of the outstanding notes payable during the period.

Results of Operations for the Nine Months Ended April 30, 2015 and 2014

The following are the results of our operations for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014:

	For the Nine Months Ended
	April 30,	April 30,
	2015	2014	$ Change

Net sales	$13,817,621	$16,651,792	$(2,834,171)
Total revenue	13,817,621	16,651,792	(2,834,171)

Operating Expenses:
Cost of sales	3,510,942	4,672,498	(1,161,556)
Depreciation expense	83,080	175,238	(92,158)
Advertising	635,456	1,354,486	(719,030)
Rent expense	612,026	621,986	(9,960)
Salaries and wages	4,195,584	3,740,776	454,808
Other general and administrative expenses	3,035,267	3,119,754	(84,487)
Total operating expenses	12,072,355	13,684,738	(1,612,383)

Income from operations	1,745,266	2,967,054	(1,221,788)

Other Income (Expense):
Other income (loss)	62,021	(5,355)	67,376
Gain (loss) on exchange	31,462	24,635	6,827
Interest income	9,954	13,808	(3,854)
Interest expense	(881,040)	(1,010,069)	129,029
Total other income (expense)	(777,603)	(976,981)	199,378

Net income before provision for income taxes	967,663	1,990,073	(1,022,410)
Provision for income taxes	483,832	1,017,123	(533,291)
Net income	483,831	972,950	(489,119)
Less: net loss attributable to noncontrolling interest	(324)	–	(324)
Net income attributable to GPI stockholders	$484,155	$972,950	$(488,795)

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales decreased during the nine months ended April 30, 2015 as compared to the same period in 2014 in part due to a decline in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 11%. The decrease in our net sales relating to the decline in the exchange rate for the nine months ended April 30, 2015 as compared to the same period in 2014 amounted to approximately $1.8 million. Net sales also decreased in part due to an increase in the consumption tax rate, which increased from 5% to 8% in April 2014. We did not raise the prices for our service to correspond to this increase in the consumption tax. As a result, our sales, net of the consumption tax, decreased during nine months ended April 30, 2015 as compared to the same period in 2014.

These decreases were partially offset by an increase in sales due to the start of a new service in February 2015, originally planned to start in late 2014. The service, or brand, offers customers physiological information and analysis from a well-known consultant with respect to race horses. We expect this service to generate increased sales during future quarters.

Operating Expenses

Total operating expenses for the nine months ended April 30, 2015 were $12,072,355, which represented a decrease of $1,612,383 as compared to the same period in the prior year. Overall, our operating expenses decreased during the nine months ended April 30, 2015 as compared to the same period in 2014 in part due to a decline in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 11%. The total decrease in our operating expenses relating to the decline in the exchange rate for the nine months ended April 30, 2015 as compared to the same period in 2014 amounted to approximately $1.5 million. In addition, our operating expenses also decreased due to a decrease in cost of sales from higher spending in the prior year due to content curation, as well as advertising costs resulting from a reduction in print advertising due to lower than expected response rates. These decreases were partially offset by an increase in salaries and wages expenses due to hiring of additional staff to manage expected increases in volume.

Other Income/ (Expenses)

Total other expense for the nine months ended April 30, 2015 amounted to $777,603, which decreased by $199,378 as compared to the same period in 2014. The decrease in other expenses is primarily due to a decrease in interest expense of $129,029 due to a reduction of the outstanding notes payable during the period.

Liquidity and Capital Resources

As of April 30, 2015, we had cash of $183,834 and a working capital deficit of $5,923,229 as compared to cash of $1,880,494 and a working capital deficit of $6,591,601 as at July 31, 2014. The decrease in cash as of April 30, 2015 was primarily the result of $2,940,000 in proceeds from sale of common stock received during the year ended July 31, 2014, of which a portion was used to fund the operating activities of the Company, as well as to pay down outstanding notes payable with higher interest rates during the nine months ended April 30, 2015.

In March 2015, we issued a convertible debenture in the face amount of Japanese JPY200,000,000 (approximately US$1,665,279). The debenture accrues simple interest at the rate of 1% per annum and is payable annually on the anniversary date of issuance. The principal and interest on the debenture is due March 5, 2016, and may be prepaid, in whole or in part, by Grand Perfecta at any time upon 10 days advance notice. The principal and accrued interest of the debenture is convertible at the election of the holder to common stock of Grand Perfecta at the rate of one common share for JPY130.9. We intend to continue to improve our balance sheet by reducing short term liabilities and invest in promoting and expanding our services. The funds obtained through the debenture placement have facilitated that effort.

The funding received in March 2015 notwithstanding, we continue to have a significant working capital deficit that adversely affects our business by limiting the resources we have available to pursue the promotion of our subscription services and develop new subscription opportunities for potential users. At April 30, 2015, we had a working capital deficit of $5,923,229. Historically we have relied on extensions of note payment due dates and new debt financing to repay note obligations as they came due in order to continue operations. Going forward we will continue to use extensions and new debt financing, such as the recent debenture offering, to address note obligations that come due, endeavor to gradually reduce obligations with cash flow provided by operations, and pursue over the next 12 months equity financing that we can apply to debt reduction and business development. Nevertheless, the shortage of working capital adversely affects our ability to develop, sponsor, or participate in activities that promote our subscription services to prospective users and to develop new content, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities. There is no assurance that our plans for addressing our working capital shortages will be successful, and our failure to be reasonably successful should be expected to result in a significant contraction of our operations and potentially a failure of the business.

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended April 30, 2015 and 2014.

	Nine Months Ended
	April 30,	April 30,
	2015	2014
Cash flows provided by (used in) operating activities	$(201,795)	$1,069,848
Cash flows provided by (used in) investing activities	194,306	(433,481)
Cash flows used in financing activities	(1,492,672)	(698,371)

Net cash flows used in operating activities for the nine months ended April 30, 2015 amounted to $201,795, compared to cash flows provided by operating activities of $1,069,848 for the nine months ended April 30, 2014. Net cash flows from operating activities were lower during the nine months ended April 30, 2015 due primarily to a lower net income of $483,831, compared to net income of $972,950 for the nine months ended April 30, 2014.

Net cash provided by investing activities amounted to $194,306 for the nine months ended April 30, 2015, compared to net cash used in investing activities of $433,481 for the nine months ended April 30, 2014. The increase in cash flows provided by investing activities during the nine months ended April 30, 2015 was due primarily to increased collections of notes receivables and amounts outstanding from related parties.

Net cash used in financing activities for the nine months ended April 30, 2015 amounted to $1,492,672, compared to $698,190 for the nine months ended April 30, 2014. During the nine months ended April 30, 2015, we paid down $3,254,063 of additional notes payable balances. The payments were offset by proceeds of $1,760,000 from a convertible note payable entered into in March 2015. During the nine months ended April 30, 2014, our cash used in financing activities represented payments made on notes payable.

Description of Indebtedness

The following is a summary of our outstanding notes payable as of April 30, 2015 and July 31, 2014.

	April 30,	July 31,
	2015	2014

Unsecured notes payable originally issued on September 30, 2009 and November 30, 2010, due in full on November 30, 2015, bearing interest at 3.5% per annum due monthly.	$72,223	$205,134
Unsecured note payable issued on December 9, 2011, due on demand, bearing interest at 1% per annum due monthly.	840,000	980,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly.	420,000	490,000
Unsecured note payable issued on July 23, 2013, due on August 5, 2016, bearing interest at 1.2% per annum due monthly.	176,568	327,712
Unsecured note payable issued on September 30, 2013, due on September 30, 2014, bearing interest at 15% per annum due monthly.	–	784,000
Unsecured note payable issued on December 20, 2011, due on December 20, 2014, bearing interest at 15% per annum due monthly.	1,596,000	2,058,000
Unsecured note payable issued on June 28, 2013, due on October 31, 2015, bearing interest at 15% per annum due monthly.	168,000	196,000
Unsecured note payable issued on August 2, 2010, due on July 31, 2015, bearing interest at 12% per annum due monthly.	–	1,715,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	1,092,000	1,960,000
Unsecured note payable issued on July 20, 2011, due on July 20, 2015, bearing interest at 12% per annum due monthly.	252,000	294,000
Unsecured notes payable, non-interest bearing, due on demand	51,277	58,527
Total notes payable	4,668,068	9,068,373
Less: current portion of notes payable	3,231,500	8,339,527
Long-term portion of notes payable	$1,436,568	$728,846

Of the total above listed debt outstanding as of April 30, 2015 of $4,668,068, $3,159,277 of the outstanding amounts are due within the next three months during the year ended July 31, 2015, $240,223 of the amounts are due during the year ended July 31, 2016, and $1,268,568 of the amounts are due during the year ended July 31, 2016.

As of April 30, 2015, we also had an outstanding note payable balance due to our Chairman and CEO amounting to $862,730 and an outstanding note payable balance due to our President amounting to $168,000. The note payable balances are non-interest bearing and are due on demand.

On March 5, 2015, we entered into a convertible note agreement for total principal borrowings of $1,680,000. The amounts are due one year after the issuance of the note on March 5, 2015, and bear interest at a rate of 1% per annum. At the option of the debt holder, beginning 40 days after the issuance of the note, the debt holder may convert the outstanding balance of the note into shares of the Company’s common stock at a conversion rate equal to one share per $1.10 of outstanding principal and accrued interest.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Report:

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAND PERFECTA, INC.

June 15 , 2015	By:	/s/ Shuya Watanabe
Shuya Watanabe
Chief Executive Officer, (Principal Executive Officer)

June 15 , 2015	By:	/s/ Masashi Takegaki
Masashi Takegaki
Chief Financial Officer (Principal Financial Officer)

