Form 10-Q/A
period 2015-04-30
Grand Perfecta, Inc.
filed 2015-11-10
CIK 1550053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

  The purpose of this Amendment No 1 to the Quarterly Report of Grand Perfecta, Inc. on Form 10-Q for the quarterly period ended April 30, 2015, filed with the Securities and Exchange Commission on June 15, 2015, is to amend the numbers as of April 30, 2015, and for the three and nine months ended April 30, 2015 and 2014, to reflect the impact of recognizing an unrecorded note payable owed by the Company based on its guarantee of the loan obligation of a vendor that occurred in a prior accounting period and was the subject of the Form 8-K filed by the Company on November 2, 2015. The restatement also reflects the related deferred tax impact of recognizing the note payable.

Concurrently with the filing of this Amendment, the Company is filing an amendment to its registration statement on Form 10.

Except for the events described above and in the footnotes to the financial statements presented in this report, this report has not been updated to reflect any events that have occurred after the original Form 10-Q was filed or to modify or update disclosures affected by other subsequent events, except where required by GAAP. Accordingly, forward-looking statements included in this Amendment represent management’s views as of the original Form 10-Q filing date and should not be assumed to be accurate as of any date thereafter. This amended report should be read in conjunction with the Company’s other filings with the SEC, together with any amendments to those filings.

i

GRAND PERFECTA, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	2

ITEM 1 - FINANCIAL STATEMENTS	2

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4 - CONTROLS AND PROCEDURES	21

PART II - OTHER INFORMATION	22

ITEM 6 – EXHIBITS	22

SIGNATURES	23

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Consolidated Balance Sheets at April 30, 2015 (Unaudited) and July 31, 2014

Consolidated Statements of Operations (Unaudited) — Three and Nine Months Ended April 30, 2015 and 2014

Consolidated Statements of Comprehensive Income (Unaudited) — Three and Nine Months Ended April 30, 2015 and 2014

Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended April 30, 2015 and 2014

Notes to Consolidated Financial Statements (Unaudited)

GRAND PERFECTA, INC.

CONSOLIDATED BALANCE SHEETS

	2015	2014
	Restated
	(Unaudted)
Assets

Current assets
Cash	$186,988	$1,882,272
Accounts receivable, net	868,563	634,455
Current portion due from related parties	418,991	1,481,811
Current portion of notes receivable	1,555,058	1,682,327
Deferred tax assets, current portion	890,990	1,039,489
Prepaid expenses and other current assets	79,714	66,659
Total current assets	4,000,304	6,787,013

Property and equipment, net	282,932	376,055

Other assets
Long-term notes receivables, net of current portion	558,795	632,124
Long-term portion due from related parties, net of current portion	1,526,448	–
Deferred tax assets, long-term portion	199,506	232,757
Goodwill	6,485,169	7,549,434
Other assets	538,003	617,413
Total other assets	9,307,921	9,031,728
Total assets	$13,591,157	$16,194,796

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$1,614,546	$2,617,037
Deferred revenues	1,162,181	1,390,210
Current portion of notes payable	3,668,300	9,113,727
Notes payable to related parties	1,030,730	–
Convertible note payable	1,680,000	–
Taxes payable	1,081,763	755,867
Total current liabilities	10,237,520	13,876,841
Long-term portion of notes payable, net of current portion	1,436,568	728,846
Total liabilities	11,674,088	14,605,687

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding as of April 31, 2015 (unaudited) and July 31, 2014	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 30,500,000 shares issued and outstanding as of April 30, 2015 (unaudited) and July 31, 2014	30,500	30,500
Additional paid-in capital	4,121,034	4,121,034
Other comprehensive income	499,982	736,356
Accumulated deficit	(2,961,907)	(3,564,512)
Total GPI stockholders' equity (deficit)	1,689,709	1,323,478
Noncontrolling interest	227,360	265,631
Total stockholders' equity (deficit)	1,917,069	1,589,109
Total liabilities and stockholders' equity	$13,591,157	$16,194,796

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2015	2014	2015	2014
	Restated	Restated	Restated	Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$4,305,535	$4,881,671	$13,817,621	$16,651,792
Total revenues	4,305,535	4,881,671	13,817,621	16,651,792

Operating expenses:
Cost of sales	1,047,822	1,611,285	3,510,942	4,672,498
Depreciation expense	26,435	57,387	83,080	175,238
Advertising	181,612	668,096	635,456	1,354,486
Rent expense	195,368	211,884	612,026	621,986
Salaries and wages	1,435,301	1,137,313	4,195,584	3,740,776
Other general and administrative expenses	1,037,592	1,078,385	3,032,870	3,116,863
Total operating expenses	3,924,130	4,764,350	12,069,958	13,681,847

Income from operations	381,405	117,321	1,747,663	2,969,945

Other income (expense):
Other income (loss)	21,941	14,766	62,021	(5,355)
Gain (loss) on exchange	6,872	6,364	31,462	24,635
Interest income	2,932	4,076	9,954	13,808
Interest expense	(187,053)	(283,124)	(643,440)	(891,269)
Total other income (expense)	(155,308)	(257,918)	(540,003)	(858,181)

Net income (loss) before provision for income taxes	226,097	(140,597)	1,207,660	2,111,764
Provision for (benefit from) income taxes	114,597	(108,211)	605,379	1,017,123
Net income (loss)	111,500	(32,386)	602,281	1,094,641
Less: net loss attributable to noncontrolling interest	(324)	–	(324)	–
Net income (loss) attributable to GPI	$111,824	$(32,386)	$602,605	$1,094,641

Net income (loss) per share, basic and diluted	$0.00	$(0.00)	$0.02	$0.04
Weighted average number of common shares outstanding, basic and diluted	30,500,000	27,500,000	30,500,000	27,500,000

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2015	2014	2015	2014
	Restated	Restated	Restated	Restated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$111,500	$(32,386)	$602,281	$1,094,641
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(77,692)	51,622	(236,374)	126,752
Total other comprehensive income (loss), net of tax	(77,692)	51,622	(236,374)	126,752
Comprehensive income (loss)	33,808	19,236	365,907	1,221,393
Comprehensive income (loss) attributable to noncontrolling interest	(2,710)	(2,441)	(37,947)	(13,553)
Comprehensive income (loss) attributable to GPI stockholders	$31,098	$16,795	$327,960	$1,207,840

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	April 30,	April 30,
	2015	2014
	Restated	Restated
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income	$602,281	$1,094,641
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,080	175,238
Loss (gain) on sale of property and equipment	–	22,531
Changes in operating assets and liabilities:
Accounts receivable	(340,175)	(306,094)
Prepaid expenses and other current assets	(23,237)	9,083
Other assets	(8,882)	(101,159)
Accounts payable and accrued expenses	(699,263)	(753,928)
Deferred revenue	(30,829)	170,012
Taxes payable	454,537	860,302
Net cash provided by (used in) operating activities	37,512	1,170,626

Cash flows from investing activities
Purchase of property and equipment	(41,802)	(76,027)
Proceeds (payments) for lending to related parties, net	372,339	(215,603)
Proceeds from collection of notes receivables	835,350	72,907
Payments for notes receivable lending	(971,580)	(222,253)
Net cash provided by (used in) investing activities	194,307	(440,976)

Cash flows from financing activities
Proceeds from notes payable	1,391	181
Proceeds from convertible notes payable	1,760,000	–
Payments on note payable	(3,491,663)	(794,068)
Net cash provided by (used in) financing activities	(1,730,272)	(793,887)

Effect of exchange rate fluctuations on cash	(196,831)	(6,211)

Net change in cash	(1,695,284)	(70,448)
Cash, beginning of the period	1,882,272	168,223
Cash, end of the period	$186,988	$97,775

Supplemental disclosure of cash flow information:
Interest paid	$643,440	$891,269
Income taxes paid	$150,841	$156,822

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

Certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes for the years ended July 31, 2014 and 2013 included in the Company's Form 10 filed on April 15, 2015, and amended by Amendment No. 3 thereto filed with the Securities and Exchange Commission on November 10, 2015.

Principals of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with principles generally accepted in the United States of America (“GAAP”) and include the accounts of Grand Perfecta and its wholly-owned subsidiaries LinkBit and Umajin HK. The Company has determined that two affiliated entities, Space Cultivation Mobile and Japan Horse Circle, which LinkBit conducts business with are variable interest entities and that the Company is the primary beneficiary of each entity. As a result, the Company has consolidated the accounts of these variable interest entities into the accompanying consolidated financial statements. As the Company does not have any ownership interest in these variable interest entities, the Company has allocated the net loss from these variable interest entities as a component of noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.

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

3.  PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consisted of the following.

	April 30,	July 31,
	2015	2014
	(Unaudited)

Buildings and fixtures	$240,478	$272,079
Autos and trucks	305,421	356,324
Tools and equipment	523,023	569,152
Computer software	1,337,372	1,560,267
Construction in progress	12,736	–
Horses	20,160	41,347

	2,439,190	2,799,169

Less: accumulated depreciation	(2,156,258)	(2,423,114)

	$282,932	$376,055

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

5.  NOTES RECEIVABLE

The Company’s outstanding notes receivable consist of unsecured advances, including interest ranging from 0% to 8% per annum, payable in full on dates extending through 2039. As of April 30, 2015 and July 31, 2014, the Company had total outstanding notes receivable of $2,113,853 (unaudited) and $2,314,451, respectively. The portion of these outstanding notes receivables that were either due on demand or had scheduled due dates within one year amounted to $1,555,058 (unaudited) and $1,682,327 as of April 30, 2015 and July 31, 2014, respectively.

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

6.  GOODWILL

The Company has recorded goodwill relating to the purchase of Media 21, Inc. in 2011, as well as the acquisition of Umajin HK on May 27, 2013. The following is a summary of the activity relating to goodwill for the nine months ended April 30, 2015 (unaudited):

Balance as of July 31, 2014	$7,549,434
Foreign currency translation adjustment	(1,064,265)
Balance as of April 30, 2015 (unaudited)	$6,485,169

7.  NOTES PAYABLE

A summary of the Company’s outstanding notes payable is as follows:

	April 30,	July 31,
	2015	2014
	(Unaudited)

Unsecured notes payable originally issued on September 30, 2009 and November 30, 2010, due in full on November 30, 2015, bearing interest at 3.5% per annum due monthly.	$72,223	$205,134
Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly.	840,000	980,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly.	420,000	490,000
Unsecured note payable issued on July 23, 2013, due on August 5, 2016, bearing interest at 1.2% per annum due monthly.	176,568	327,712
Unsecured note payable issued on September 30, 2013, due on September 30, 2014, bearing interest at 15% per annum due monthly.	–	784,000
Unsecured note payable issued on December 20, 2011, due on December 20, 2014, bearing interest at 15% per annum due monthly.	1,596,000	2,058,000
Unsecured note payable issued on June 28, 2013, due on October 31, 2015, bearing interest at 15% per annum due monthly.	168,000	196,000
Unsecured note payable issued on August 2, 2010, due on July 31, 2015, bearing interest at 12% per annum due monthly.	–	1,715,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	1,092,000	1,960,000
Unsecured note payable resulting from the Company co-signing for debt of a vendor in 2010. The Company is obligated to repay the debt in monthly installments, bearing interest at 18% per annum due monthly, through November 2016.	436,800	774,200
Unsecured note payable issued on July 20, 2011, due on July 20, 2015, bearing interest at 12% per annum due monthly.	252,000	294,000
Unsecured notes payable, non-interest bearing, due on demand	51,277	58,527
Total notes payable	5,104,868	9,842,573
Less: current portion of notes payable	3,668,300	9,113,727
Long-term portion of notes payable	$1,436,568	$728,846

Future scheduled maturities of long-term debt are as follows:

Year Ended
July 31,

2015 (remainder of)	$3,596,077
2016	240,223
2017	1,268,568
Total	$5,104,868

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

11.  RESTATEMENT

The accompanying consolidated financial statements as of April 30, 2015 (unaudited) and for the three and nine months ended April 30, 2015 and 2014 (unaudited), have been restated. The restatement reflects the impact of recognizing an unrecorded note payable owed by the Company based on its guarantee of the loan obligation of a vendor that occurred in a prior accounting period and was the subject of the Form 8-K filed by the Company on November 2, 2015. The restatement also reflects the related deferred tax impact of recognizing the note payable.

The Company has also made additional adjustments for consolidating two variable interest entities in which the Company is the primary beneficiary that were not consolidated in the reported periods. The impact of the consolidation is not significant in relation to the Company’s financial condition or results of operations for the reported periods.

The following is the impact of the restatements on the consolidated balance sheet as of April 30, 2015.

	As Originally
	Reported	As Restated
	April 30,	April 30,	Restatement
	2015	2015	Adjustments

Assets

Current assets
Cash	$183,834	$186,988	$3,154
Accounts receivable, net	869,698	868,563	(1,135)
Current portion due from related parties	418,991	418,991	–
Current portion of notes receivable	1,555,058	1,555,058	–
Deferred tax assets, current portion	644,729	890,990	246,261
Prepaid expenses and other current assets	79,714	79,714	–
Total current assets	3,752,024	4,000,304	248,280

Property and equipment, net	281,391	282,932	1,541

Other assets
Long-term notes receivables, net of current portion	558,795	558,795	–
Long-term portion due from related parties, net of current portion	1,526,448	1,526,448	–
Deferred tax assets, long-term portion	199,506	199,506	–
Goodwill	6,485,169	6,485,169	–
Other assets	531,703	538,003	6,300
Total other assets	9,301,621	9,307,921	6,300
Total assets	$13,335,036	$13,591,157	$256,121

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$1,605,339	$1,614,546	$9,207
Deferred revenues	1,162,181	1,162,181	–
Current portion of notes payable	3,231,500	3,668,300	436,800
Notes payable to related parties	1,030,730	1,030,730	–
Convertible note payable	1,680,000	1,680,000	–
Taxes payable	965,503	1,081,763	116,260
Total current liabilities	9,675,253	10,237,520	562,267
Long-term portion of notes payable, net of current portion	1,436,568	1,436,568	–
Total liabilities	11,111,821	11,674,088	562,267

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding as of April 31, 2015 (unaudited) and July 31, 2014	100	100	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 30,500,000 shares issued and outstanding as of April 30, 2015 (unaudited) and July 31, 2014	30,500	30,500	–
Additional paid-in capital	4,121,034	4,121,034	–
Other comprehensive income	125,602	499,982	374,380
Accumulated deficit	(2,092,381)	(2,961,907)	(869,526)
Total GPI stockholders' equity (deficit)	2,184,855	1,689,709	(495,146)
Noncontrolling interest	38,360	227,360	189,000
Total stockholders' equity (deficit)	2,223,215	1,917,069	(306,146)
Total liabilities and stockholders' equity	$13,335,036	$13,591,157	$256,121

The following is the impact of the restatements on the consolidated statement of operations for the three and nine months ended April 30, 2015.

	For the Three Months Ended			For the Nine Months Ended
	April 30,	April 30,	Restatement	April 30,	April 30,	Restatement
	2015	2015	Adjustments	2015	2015	Adjustments
	As Originally	As Restated		As Originally	As Restated
	Reported			Reported

Net sales	$4,305,535	$4,305,535	$–	$13,817,621	$13,817,621	$–
Total revenues	4,305,535	4,305,535	–	13,817,621	13,817,621	–

Operating expenses:
Cost of sales	1,047,822	1,047,822	–	3,510,942	3,510,942	–
Depreciation expense	26,435	26,435	–	83,080	83,080	–
Advertising	181,612	181,612	–	635,456	635,456	–
Rent expense	195,368	195,368	–	612,026	612,026	–
Salaries and wages	1,435,301	1,435,301	–	4,195,584	4,195,584	–
Other general and administrative expenses	1,039,991	1,037,592	(2,399)	3,035,267	3,032,870	(2,397)
Total operating expenses	3,926,529	3,924,130	(2,399)	12,072,355	12,069,958	(2,397)

Income from operations	379,006	381,405	2,399	1,745,266	1,747,663	2,397

Other income (expense):
Other income (loss)	21,941	21,941	–	62,021	62,021	–
Gain (loss) on exchange	6,872	6,872	–	31,462	31,462	–
Interest income	2,932	2,932	–	9,954	9,954	–
Interest expense	(262,653)	(187,053)	75,600	(881,040)	(643,440)	237,600
Total other income (expense)	(230,908)	(155,308)	75,600	(777,603)	(540,003)	237,600

Net income (loss) before provision for income taxes	148,098	226,097	77,999	967,663	1,207,660	239,997
Provision for (benefit from) income taxes	114,597	114,597	–	483,832	605,379	121,547
Net income (loss)	33,501	111,500	77,999	483,831	602,281	118,450
Less: net loss attributable to noncontrolling interest	(324)	(324)	–	(324)	(324)	–
Net income (loss) attributable to GPI	$33,825	$111,824	$77,999	$484,155	$602,605	$118,450

Net income (loss) per share, basic and diluted	$0.00	$0.00	$0.00	$0.02	$0.02	$0.00
Weighted average number of common
shares outstanding, basic and diluted	30,500,000	30,500,000		30,500,000	30,500,000

The following is the impact of the restatements on the consolidated statement of operations for the three and nine months ended April 30, 2014.

	For the Three Months Ended			For the Nine Months Ended
	April 30,	April 30,	Restatement	April 30,	April 30,	Restatement
	2014	2014	Adjustments	2014	2014	Adjustments
	As Originally	As Restated		As Originally	As Restated
	Reported			Reported

Net sales	$4,881,671	$4,881,671	$–	$16,651,792	$16,651,792	$–
Total revenues	4,881,671	4,881,671	–	16,651,792	16,651,792	–

Operating expenses:
Cost of sales	1,611,285	1,611,285	–	4,672,498	4,672,498	–
Depreciation expense	57,387	57,387	–	175,238	175,238	–
Advertising	668,096	668,096	–	1,354,486	1,354,486	–
Rent expense	211,884	211,884	–	621,986	621,986	–
Salaries and wages	1,137,313	1,137,313	–	3,740,776	3,740,776	–
Other general and administrative expenses	1,081,282	1,078,385	(2,897)	3,119,754	3,116,863	(2,891)
Total operating expenses	4,767,247	4,764,350	(2,897)	13,684,738	13,681,847	(2,891)

Income from operations	114,424	117,321	2,897	2,967,054	2,969,945	2,891

Other income (expense):
Other income (loss)	14,766	14,766	–	(5,355)	(5,355)	–
Gain (loss) on exchange	6,364	6,364	–	24,635	24,635	–
Interest income	4,076	4,076	–	13,808	13,808	–
Interest expense	(371,924)	(283,124)	88,800	(1,010,069)	(891,269)	118,800
Total other income (expense)	(346,718)	(257,918)	88,800	(976,981)	(858,181)	118,800

Net income (loss) before provision for income taxes	(232,294)	(140,597)	91,697	1,990,073	2,111,764	121,691
Provision for (benefit from) income taxes	(108,211)	(108,211)	–	1,017,123	1,017,123	–
Net income (loss)	(124,083)	(32,386)	91,697	972,950	1,094,641	121,691
Less: net loss attributable to noncontrolling interest	–	–	–	–	–	–
Net income (loss) attributable to GPI	$(124,083)	$(32,386)	$91,697	$972,950	$1,094,641	$121,691

Net income (loss) per share, basic and diluted	$(0.00)	$(0.00)	$0.00	$0.04	$0.04	$0.00
Weighted average number of common
shares outstanding, basic and diluted	27,500,000	27,500,000		27,500,000	27,500,000

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

Results of Operations for the Three Months Ended April 30, 2015 and 2014

The following are the results of our operations for the three months ended April 30, 2015 as compared to the three months ended April 30, 2014:

	For the Three Months Ended
	April 30,	April 30,
	2015	2014	$ Change
	(Unaudited)	(Unaudited)

Net sales	$4,305,535	$4,881,671	$(576,136)
Total revenue	4,305,535	4,881,671	(576,136)

Operating Expenses:
Cost of sales	1,047,822	1,611,285	(563,463)
Depreciation expense	26,435	57,387	(30,952)
Advertising	181,612	668,096	(486,484)
Rent expense	195,368	211,884	(16,516)
Salaries and wages	1,435,301	1,137,313	297,988
Other general and administrative expenses	1,037,592	1,078,385	(40,793)
Total operating expenses	3,924,130	4,764,350	(840,220)

Income from operations	381,405	117,321	264,084

Other Income (Expense):
Other income (loss)	21,941	14,766	7,175
Gain on exchange	6,872	6,364	508
Interest income	2,932	4,076	(1,144)
Interest expense	(187,053)	(283,124)	96,071
Total other income (expense)	(155,308)	(257,918)	102,610

Net income (loss) before provision for income taxes	226,097	(140,597)	366,694
Provision for (benefit from) income taxes	114,597	(108,211)	222,808
Net income (loss)	111,500	(32,386)	143,886
Less: net loss attributable to noncontrolling interest	(324)	–	(324)
Net income (loss) attributable to GPI	$111,824	$(32,386)	$144,210

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

Operating Expenses

Total operating expenses for the three months ended April 30, 2015 were $3,924,130, which represented a decrease of $840,220 as compared to the same period in 2014. Our operating expenses decreased during the three months ended April 30, 2015 as compared to the same period in 2014 in part due to a decline in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 14%. The total decrease in our operating expenses relating to the decline in the exchange rate for the three months ended April 30, 2015 as compared to the same period in 2014 amounted to approximately $550,000. In addition, our operating expenses also decreased due to a decrease in cost of sales from higher spending in the prior year due to content curation, as well as advertising costs resulting from a reduction in print advertising due to lower than expected response rates. These decreases were partially offset by an increase in salaries and wages expenses due to hiring of additional staff to manage expected increases in volume.

Other Income/ (Expenses)

Total other expense for the three months ended April 30, 2015 amounted to $155,308, which decreased by $102,610 as compared to the same period in 2014. The decrease in other expenses is primarily due to a decrease in interest expense of $96,071 due to a reduction of the outstanding notes payable during the period.

Results of Operations for the Nine Months Ended April 30, 2015 and 2014

The following are the results of our operations for the nine months ended April 30, 2015 compared to the nine months ended April 30, 2014:

	For the Nine Months Ended
	April 30,	April 30,
	2015	2014	$ Change

Net sales	$13,817,621	$16,651,792	$(2,834,171)
Total revenue	13,817,621	16,651,792	(2,834,171)

Operating Expenses:
Cost of sales	3,510,942	4,672,498	(1,161,556)
Depreciation expense	83,080	175,238	(92,158)
Advertising	635,456	1,354,486	(719,030)
Rent expense	612,026	621,986	(9,960)
Salaries and wages	4,195,584	3,740,776	454,808
Other general and administrative expenses	3,032,870	3,116,863	(83,993)
Total operating expenses	12,069,958	13,681,847	(1,611,889)

Income from operations	1,747,663	2,969,945	(1,222,282)

Other Income (Expense):
Other income (loss)	62,021	(5,355)	67,376
Gain (loss) on exchange	31,462	24,635	6,827
Interest income	9,954	13,808	(3,854)
Interest expense	(643,440)	(891,269)	247,829
Total other income (expense)	(540,003)	(858,181)	318,178

Net income before provision for income taxes	1,207,660	2,111,764	(904,104)
Provision for income taxes	605,379	1,017,123	(411,744)
Net income	602,281	1,094,641	(492,360)
Less: net loss attributable to noncontrolling interest	(324)	–	(324)
Net income attributable to GPI stockholders	$602,605	$1,094,641	$(492,036)

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

Operating Expenses

Total operating expenses for the nine months ended April 30, 2015 were $12,069,958, which represented a decrease of $1,611,889 as compared to the same period in the prior year. Overall, our operating expenses decreased during the nine months ended April 30, 2015 as compared to the same period in 2014 in part due to a decline in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 11%. The total decrease in our operating expenses relating to the decline in the exchange rate for the nine months ended April 30, 2015 as compared to the same period in 2014 amounted to approximately $1.5 million. In addition, our operating expenses also decreased due to a decrease in cost of sales from higher spending in the prior year due to content curation, as well as advertising costs resulting from a reduction in print advertising due to lower than expected response rates. These decreases were partially offset by an increase in salaries and wages expenses due to hiring of additional staff to manage expected increases in volume.

Other Income/ (Expenses)

Total other expense for the nine months ended April 30, 2015 amounted to $540,003, which decreased by $318,178 as compared to the same period in 2014. The decrease in other expenses is primarily due to a decrease in interest expense of $247,829 due to a reduction of the outstanding notes payable during the period.

Liquidity and Capital Resources

As of April 30, 2015, we had cash of $186,988 and a working capital deficit of $6,237,216 as compared to cash of $1,882,272 and a working capital deficit of $7,089,828 as at July 31, 2014. The decrease in cash as of April 30, 2015 was primarily the result of $2,940,000 in proceeds from sale of common stock received during the year ended July 31, 2014, of which a portion was used to fund the operating activities of the Company, as well as to pay down outstanding notes payable with higher interest rates during the nine months ended April 30, 2015.

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

The funding received in March 2015 notwithstanding, we continue to have a significant working capital deficit that adversely affects our business by limiting the resources we have available to pursue the promotion of our subscription services and develop new subscription opportunities for potential users. At April 30, 2015, we had a working capital deficit of $6,237,216. Historically we have relied on extensions of note payment due dates and new debt financing to repay note obligations as they came due in order to continue operations. Going forward we will continue to use extensions and new debt financing, such as the recent debenture offering, to address note obligations that come due, endeavor to gradually reduce obligations with cash flow provided by operations, and pursue over the next 12 months equity financing that we can apply to debt reduction and business development. Nevertheless, the shortage of working capital adversely affects our ability to develop, sponsor, or participate in activities that promote our subscription services to prospective users and to develop new content, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities. There is no assurance that our plans for addressing our working capital shortages will be successful, and our failure to be reasonably successful should be expected to result in a significant contraction of our operations and potentially a failure of the business.

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended April 30, 2015 and 2014.

	Nine Months Ended
	April 30,	April 30,
	2015	2014
Cash flows provided by (used in) operating activities	$37,512	$1,170,626
Cash flows provided by (used in) investing activities	$194,307	$(440,976)
Cash flows used in financing activities	$(1,730,272)	$(793,887)

Net cash flows used in operating activities for the nine months ended April 30, 2015 amounted to $37,512, compared to cash flows provided by operating activities of $1,170,626 for the nine months ended April 30, 2014. Net cash flows from operating activities were lower during the nine months ended April 30, 2015 due primarily to a lower net income of $602,281, compared to net income of $1,094,641 for the nine months ended April 30, 2014.

Net cash provided by investing activities amounted to $194,307 for the nine months ended April 30, 2015, compared to net cash used in investing activities of $440,976 for the nine months ended April 30, 2014. The increase in cash flows provided by investing activities during the nine months ended April 30, 2015 was due primarily to increased collections of notes receivables and amounts outstanding from related parties.

Net cash used in financing activities for the nine months ended April 30, 2015 amounted to $1,730,272, compared to $793,887 for the nine months ended April 30, 2014. During the nine months ended April 30, 2015, we paid down $3,491,663 of additional notes payable balances. The payments were offset by proceeds of $1,760,000 from a convertible note payable entered into in March 2015. During the nine months ended April 30, 2014, our cash used in financing activities represented payments made on notes payable.

Description of Indebtedness

The following is a summary of our outstanding notes payable as of April 30, 2015 and July 31, 2014.

	April 30,	July 31,
	2015	2014
	(Unaudited)

Unsecured notes payable originally issued on September 30, 2009 and November 30, 2010, due in full on November 30, 2015, bearing interest at 3.5% per annum due monthly.	$72,223	$205,134
Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly.	840,000	980,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly.	420,000	490,000
Unsecured note payable issued on July 23, 2013, due on August 5, 2016, bearing interest at 1.2% per annum due monthly.	176,568	327,712
Unsecured note payable issued on September 30, 2013, due on September 30, 2014, bearing interest at 15% per annum due monthly.	–	784,000
Unsecured note payable issued on December 20, 2011, due on December 20, 2014, bearing interest at 15% per annum due monthly.	1,596,000	2,058,000
Unsecured note payable issued on June 28, 2013, due on October 31, 2015, bearing interest at 15% per annum due monthly.	168,000	196,000
Unsecured note payable issued on August 2, 2010, due on July 31, 2015, bearing interest at 12% per annum due monthly.	–	1,715,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	1,092,000	1,960,000
Unsecured note payable resulting from the Company co-signing for debt of a vendor in 2010. The note is due on demand, bearing interest at 18% per annum due monthly.	436,800	774,200
Unsecured note payable issued on July 20, 2011, due on July 20, 2015, bearing interest at 12% per annum due monthly.	252,000	294,000
Unsecured notes payable, non-interest bearing, due on demand	51,277	58,527
Total notes payable	5,104,868	9,842,573
Less: current portion of notes payable	3,668,300	9,113,727
Long-term portion of notes payable	$1,436,568	$728,846

Of the total above listed debt outstanding as of April 30, 2015 of $5,104,868, $3,596,077 of the outstanding amounts are due within the next three months during the year ended July 31, 2015, $240,223 of the amounts are due during the year ended July 31, 2016, and $1,268,568 of the amounts are due during the year ended July 31, 2016.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Background

In the process of completing and auditing the financial statements of the Company for the fiscal year ended July 31, 2015, an error was discovered that has a significant impact on our previously issued financial information contained in the Registration Statement on Form 10 (Amendment No. 2) filed with Securities and Exchange Commission (SEC) June 15, 2015 (the “Form 10”), and in the report on Form 10-Q for the interim period ended April 30, 2015, filed with the SEC on June 15, 2015 (the “Form 10-Q”). The erroneous financial statements included in these filings are the audited financial statements for the fiscal years ended July 31, 2014 and 2013, the unaudited financial statements for the interim periods ended January 31, 2015 and 2014, and the unaudited financial statements for the interim periods ended April 30, 2015 and 2014 (collectively the “Prior Financial Statements”).

The Board of Directors of the Company, in consultation with its outside advisors and management, concluded that the Prior Financial Statements should not be relied upon due to errors in the recording of a liability and payments arising from a guarantee obligation incurred for a third party.

In December 2009 LinkBit Consulting Co, Ltd. (“LBC”) entered into a verbal agreement to act as guarantor on a loan made by Sakura Corporation (“Sakura”) to T & M Inc. (“T&M”). T&M subsequently defaulted on its payment obligations under the loan, and LBC began making interest payments in 2011 and adopted a practice of expensing the payments as an interest expense in its statement of operations; it did not, however, record on its balance sheet the liability for the total amount of the guarantee obligation. All this occurred well before LBC became a wholly-owned subsidiary of the Company and before LBC became subject to generally accepted accounting principles in the United States (GAAP). This liability was not recorded by the Company and the payments on the obligation were not accounted for correctly on the Company’s consolidated statements of operations.

Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements”, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. As a result of management’s review of the errors described above and its internal evaluation, management concluded on October 30, 2015, that the Company had a significant control deficiency as of April 30, 2015, that constituted a material weakness in our internal control over financial reporting.

Management has determined that the Company’s lack of personnel on staff with significant understanding of GAAP and practical experience in the use and application of GAAP has resulted in failures to recognize, record, and otherwise account for financial events and relationships in accordance with GAAP.

The Company proposes to remediate the material weakness by pursuing a search effort to recruit and employ the accounting personnel that have the knowledge, experience, and training in GAAP that will improve the Company’s ability to avoid GAAP errors in recording and accounting for its financial transactions.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this amended Report, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the restatement of previously issued financial statements and the identification of a material weakness in internal control over financial reporting described above, which we view as an integral part of our disclosure controls and procedures, our disclosure controls and procedures were not effective as of April 30, 2015. Nevertheless, based on a number of factors, including the management’s internal review of our processes and procedures, assistance of consultants on financial controls and reporting processes, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated condensed financial statements in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented.

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

GRAND PERFECTA, INC.

November 10 , 2015	By:	/s/ Shuya Watanabe
Shuya Watanabe
Chief Executive Officer, (Principal Executive Officer)

November 10 , 2015	By:	/s/ Masashi Takegaki
Masashi Takegaki
Chief Financial Officer (Principal Financial Officer)

