Form 10-K
period 2015-07-31
Grand Perfecta, Inc.
filed 2015-11-13
CIK 1550053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2015, or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from __________ to __________

Commission File No. 0-23015

GRAND PERFECTA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-1779352
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

21st Floor, South Tower, New Pier Takeshiba

1-16-1, Kaigan, Minato-ku, Tokyo, Japan 105-0022

(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number: +81-3-3436-4577

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐  Large accelerated filer  ☐  Accelerated filer   ☐  Non-accelerated filer   ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates on January 31, 2015, based on the average bid and asked prices on that day was $4,575,000. As of November 10, 2015, the Registrant had outstanding 30,500,000 shares of common stock, par value $0.001.

Documents incorporated by reference: Information required by Items 10 through 14 of Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference to portions of the registrant’s definitive proxy statement for the registrant’s 2015 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended July 31, 2015. Except with respect to the information specifically incorporated by reference in this Form 10-K, the registrant’s definitive proxy statement is not deemed to be filed as a part of this Form 10-K.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K may contain certain “forward-looking” statements as such term is defined by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Company’s expectations or beliefs, including but not limited to, statements concerning the Company’s operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements.

This annual report contains forward-looking statements, many of which relate to, or are based upon, (a) our plans for developing or participating in the development of new markets for our horse racing and sports content, (b) our opportunities for implementing horse racing related fantasy sports offerings, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, and (f) our anticipated need for working capital. These statements may be found under Item 1. “Business,” “Item 2. Properties” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors and matters described in this annual report. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.

Given these risks and uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

_______________________

Grand Perfecta, Inc., is an “emerging growth company” and “smaller reporting company” as defined under the federal securities laws and, as such, may elect to comply with certain reduced public company reporting requirements in future reports that we file with the United States Securities and Exchange Commission, or SEC.

Unless the context otherwise required or otherwise noted, references in this Annual Report to “Grand Perfecta,” the “Company,” “we,” “our” or “us” means Grand Perfecta, Inc., and our two wholly-owned subsidiaries: LinkBit Consulting Co, Ltd., or LinkBit, and Umajin Hong Kong Ltd., or Umajin HK.

i

PART I

ITEM 1.	BUSINESS

Company Overview and History

Grand Perfecta, Inc., a Nevada corporation, is engaged in the business of gathering, publishing and disseminating horse racing information and other content related to horse racing in Japan and the Japanese horse racing industry. Historically our operations have been conducted in Japan through our wholly-owned subsidiary, LinkBit. In May 2013, we expanded our operations to Hong Kong through the acquisition of Umajin HK in Hong Kong as a wholly-owned subsidiary.

Grand Perfecta was incorporated in the State of Nevada on March 25, 2002 as STI Holdings, Inc. (“STI”). On May 12, 2012 the Company completed an Agreement and Plan of Reorganization whereby it acquired 100% of the issued and outstanding shares of LinkBit for 25,000,000 common shares in a transaction accounted for as a recapitalization of LinkBit. The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. Effective March 29, 2013, the Company amended its Articles of Incorporation to change its name to Grand Perfecta, Inc. On May 27, 2013 the Company issued 272,668 shares in exchange for 100% of the issued and outstanding shares of Umajin HK.

In June 2014, we issued 3,000,000 common shares at a price of $1.00 per share and granted an option to purchase 3,000,000 additional common shares at an exercise price of $1.00 per share exercisable over a term of five years to a single accredited investor in reliance on the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) promulgated thereunder.

On March 5, 2015, we issued a convertible debenture in the face amount of JPY200,000,000 (approximately US$1,665,279) to a single investor in reliance on the safe harbor provided for Regulation S adopted under the Securities Act of 1933. The debenture accrues simple interest at the rate of 1% per annum and is payable annually on the anniversary date of issuance. The principal and interest on the debenture is due March 5, 2016, and may be prepaid, in whole or in part, by Grand Perfecta at any time upon 10 days advance notice without penalty. The principal and accrued interest of the debenture is convertible at the election of the holder to common stock of Grand Perfecta at the rate of one common share for JPY130.9.

Because all of our directors and executive officers are either not U.S. citizens or reside outside the United States, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against Grand Perfecta or its officers and directors by a stockholder or group of stockholders in the United States. Furthermore, because the assets of Grand Perfecta, as well as the assets of Grand Perfecta’s officers and directors, are located outside of the U.S., it would also be very difficult to access those assets to satisfy an award entered against Grand Perfecta in a U.S. court.

Shuya Watanabe, who is a director and Chief Executive Officer, owns Common Stock and Series A Convertible Preferred Stock of Grand Perfecta that represent approximately 47.6% of the total voting power of shares entitled to vote on all matters submitted to the shareholders for a vote. Furthermore, our officers and directors hold Common Stock and Series A Convertible Preferred Stock representing approximately 77.9% of the total voting power of our outstanding capital stock. As a result, our officers and directors as a group, are effectively able to control certain corporate governance matters requiring shareholders’ approval. Such matters include transactions in which our officers and directors have an interest other than as a shareholder, the approval of significant corporate transactions such as increasing the authorized number of our shares to complete acquisitions or raise capital, if necessary, and any other transactions requiring a majority vote without seeking other shareholders’ approval. Furthermore, our officers and directors as a group also have the ability to control other matters requiring shareholder approval including the election of directors, which could result in the entrenchment of management.

Horse Racing in Japan

Horse racing in Japan is a popular equestrian sport with approximately 16,000 horse races held each year, which are predominately flat and jump races. Horse racing is organized and managed by the Japan Racing Association (JRA) and National Association of Racing (NAR), both of which are subject to the supervision of the Ministry of Agriculture, Forestry and Fisheries. This system of government supervision and administration of horse racing is unique to Japan and, we believe, one of the main reasons horse racing in Japan is considered by many the best in the world.

The JRA manages horse racing events at ten major race courses in metropolitan areas that are called Chuo Keiba (meaning "central horse racing"). Chuo Keiba represents some of the richest racing in the world, with 2015 purses for graded stakes races beginning at JPY58 million (about US$470,000). The annual Japan Cup in November is a 2,400 meter invitational turf race and currently the richest turf race in the world with a 2015 purse of JPY624 million (about US$5 million).

The NAR manages approximately 14 smaller municipal race courses operated by local racing authorities, which is called Chihou Keiba meaning "local horse racing". Chihou Keiba consists primarily of dirt graded events, including the international Grade 1 race, Tokyo Daishōten.

In 2014, there were approximately 288 JRA racing days and 1,294 NAR days. ‘Racing days’ means the total number of race days of all courses. Total prize money of JRA and NAR races in 2014 was approximately JPY75.25 billion (about US$609.5 million). JRA and NAR 2015 figures are not yet available.

On track pari-mutuel betting in 2014 was JPY140.59 billion (about US$1.14 billion), and off-track betting was JPY 2.75 trillion (about US$22.3 million). The number of spectators attending JRA races in 2014 was approximately 6.1 million and attending NAR races was approximately 3.2 million.

The popularity and large fan following for horse racing in Japan, which translates into a large volume of betting, creates a demand by racing enthusiasts for information on breeding, race history of horses, jockeys, and other matters that may be factors in evaluating races and how to bet the horses. Our business focuses on meeting that demand for information.

Our Business

Our primary business is the delivery through the internet and by phone to users and other consumers in Japan and Hong Kong of information on horse racing and then converting those users to paying customers for enhanced services. Revenue from service payments for the fiscal year ended July 31, 2015, was approximately 96% of total revenue. The remainder of our revenue comes from selling mailing labels derived from our user base to third parties involved in the horse racing industry, which is a service we provide as a sideline to our core business. In December 2014, Umajin HK began offering information on soccer through its website, which represents a plan to test expanding operations by extending our core function of delivering sports-related information to fans of other spectator sports. We also began to generate advertising revenue through advertisement insertion on Umajin.net. Revenue from this new soccer service and advertising are not significant and we cannot predict whether revenue from this new opportunity will ever be significant.

Internet and Phone Services

We typically maintain seven to ten branded websites which each have different concepts and which are operated to meet the respective preferences of horse racing fans who are our users and customers. Every three to five years we redesign the websites or launch new services in response to trends and changes in preference of horse racing fans and add a fresh dimension to the websites. The following is a list of our subsidiaries and the website owned by each that is used to publish racing information for our users.

•	Ban Kisha Co., Ltd., publishes commentary from racing reporters and in-depth behind the scenes information on stables on its website at http://www.bkisya.net.

•	Turf Agent Co., Ltd., publishes information collected from racehorse owners on its website at http://turfagent.jp. In addition, Turf Agent provides current news about horse fairs, horse-breeding centers, etc. Turf Agent also publishes articles with tips and advice on how to evaluate and predict the racing performance of horses and how to identify promising horses in specific races with the goal of fostering better appreciation and enjoyment of horse racing.

•	Real Selector Co., Ltd., publishes information directed at beginners in the appreciation and betting of horse racing on its website at www.real-selector.jp.

•	Meru Uma Co., Ltd., publishes and distributes e-mail magazines to its users on its website at http://mailuma.net/. Content is generated by persons with backgrounds as racing reporters in print and television media.

•	Tau Project Co., Ltd., publishes analytics on horses and races known as “Next-generation betting ticket purchase theory” on its website at https://to-dai.jp/.

•	G1 Project Co., Ltd., publishes integrated statistical information on a wide range of elements and factors pertaining to horses, jockeys, tracks, races, and other horse racing matters on its website at http://www.g1-pro.jp.

•	Teppan Chokyo Co., Ltd. publishes information from a biological point of view in relation to horse training on its website at http://www.chokyo.jp/. A former reporter who is well known as a "Batai Shindan shi" (a consultant/evaluator of horse physiology, performance and health) gathers information from racing stables and publishes his analysis of the horses.

•	LinkBit also owns and operates Umajin.net at http://uma-jin.net/, which is a comprehensive source of general information related to horse racing, including current news, races and events, interviews, and race videos and pictures.

•	Umajin HK offers information about horse racing and soccer in Hong Kong for Hong Kong residents, which is available on its website at http://tauproject.hk/>http://tauproject.hk/.

All of the foregoing are subsidiaries of LinkBit, except for Umajin HK, which is a subsidiary of Grand Perfecta. LinkBit also operates a website called “Yoso Ou” at http://keibagod.jp/ that publishes betting lines and provides to users other track tips, advice, and comments. The website is owned by Space Cultivation Mobile, but LinkBit realizes the profits and losses from the operation of the “Yoso Ou” website. In August 2015 we formed a California subsidiary, Sports Perfecta, Inc., for the purpose of seeking opportunities to conduct business in the United States. At present Sports Perfecta has no assets or operations.

Customers to our Internet and phone information services pay access fees that ranges between $4 and $800, depending on the level of information access desired by the customer. Customers access the information service purchased with a personal user name and password for Internet access and a personal PIN for telephone access. Below is a chart setting forth specifics as to the service offering types and price ranges for each of our major service offerings. We provide our customers with premium content consisting of single item services, such as information on specific races or events or multiple races on the same day that the customer can access on a one-time or short-term basis, package items made up of a combination of single items with common features or trends in items that we identify in single item service purchases, and term items that are published over a period of time and provide broader coverage of events or various aspects of the horse racing industry. In the table below we identify for each service the price range and type of service offered.

Service Name	Price Range (USD)	Service Type (S = Single Item; P = Package or Term Item)
Ban Kisha	$80 - $800	S
Turf Agent	$240 - $800	S,P
Meru Uma	$4 - $240	P.S
Tau Project	$40 - $80	S
G1 Project	$240 - $800	S
Real Selector	$160 - $480	S.P
Teppan Chokyo	$240	S.P
Yoso Ou	$4 - $80	S
Umajin HK(Tau Project HK)	$6 - $130	S,P

As of July 31, 2015, we had approximately 1.25 million non-paying users and 87,000 paying customers to our Internet and phone services in Japan. In Hong Kong we have approximately 1,100 non-paying users, and 105 paying customers. Our revenue represents a large number of purchases across a large menu of potential options rather than a large number of purchases in a small number of service offerings. Historically approximately 96% of our paying customers are purchasing single service items and approximately 2% are paying for a package or term service.

Selling our Services

The process of selling our horse racing information services focuses on attracting users to our websites and offering them free content as an inducement to purchase access for more in-depth content. We solicit users to register themselves as a website or a phone user, free of charge, by advertising in a variety of public media channels, including newspapers, magazines, internet, TV, and direct mail, including advertising in our own media and holding events. We are currently party to one-year advertising agreements with Nikkan Sports Shinbun Co., Ltd., and Tokyo Sports Shinbunsha Co., Ltd., which we use to promote our services and brand name. We advertise in both the Nikkan Sports newspaper and Tokyo Sports newspaper approximately one to four times per month depending on the time of year and race schedule in Japan and events related to the racing industry. It is our understanding that the circulation of Nikkan Sports (Tokyo HQ edition) is approximately 800,000, and that of Tokyo Sports is approximately 760,000. The circulation area of each newspaper covers approximately half of Japan.

When users take advantage of our free content we are effectively giving them a sample of what we offer for purchase through our websites. This free content also gives us the opportunity to optimize content offerings to our users. When a user signs on to access our free content, we gather information from the user’s usage that enables us to ascertain preferences and interests, which we use to make more focused service offerings directly to the user. This process enables us to perform a continual sales process with our users to convert them to customers. Historically, we have realized a conversion rate of approximately 7% of free content users making a decision to purchase one or more services. Our sales effort focuses on increasing the number of users, improving and enhancing the users’ experience, and improving our conversion rate to paying customers.

We also promote our services to potential users by pursuing a variety of activities that we believe increases public interest in horse racing, develops new horse racing fans, and exposes our websites and information offerings to potential new users. The following are examples of the activities we have pursued in the past and may pursue in the future to advance public interest in horse racing and increase our potential user base.

•	Annually we publish, in print media and on our website, magazines about upcoming racing seasons, and we also write articles for third party publications;

•	We collaborate with Umajin Japan in the production of a five-minute television program titled “Ba Kyun!” that airs weekly on BS Fuji TV, and in providing content for the magazine Umajin published by Umajin Japan;

•	We actively promote racing fan events, such as “Umaonaire,” which is a race prediction competition, and fan meetings with jockeys;

•	From April 2008 through March 2010 we produced a weekly program aired on BS Fuji TV titled “Umajin;” and

•	We provide planning, website and consulting services to others involved in the horse racing industry with respect to their events and promotional activities, including, for example, assisting emerging jockeys with establishing an internet identity through blogging.

Whenever we provide the foregoing services, our website, Umajin.net, and participation is publicized as part of the publication, program, event, or support service. Furthermore, in consideration of the services and content we provide in producing the television program Ba Kyun!, we are allowed after the initial airing to make an extended 20-minute version of the program available on our umajin.net website.

LinkBit previously published Umajin, a horse racing magazine in Japan, but transferred that business to Umajin Co. Ltd. (referred to as Umajin Japan). We have continued to collaborate with Umajin Japan in the production of articles and other content for the magazine, and we also co-sponsor with Umagin Japan fan and spectator events of the type described above. We also collaborate with Umajin Japan in the production of the television program by providing sources and content.

Content

Our ability to attract users and sell them our fee-based services depends on the content we have to offer. We pursue a number of activities to generate content for our users.

We have a team that focuses on establishing and maintaining relationships with horse owners, trainers, jockeys, and others, all of which are a primary source of current information on what is going on at the track and in the horse racing industry. There are approximately 470 jockeys, 730 horse trainers, and 6,900 horse owners actively working today in Japan. We have connections with almost all of the jockeys and trainers, and with many of the owners as well. In addition, we gather information from more than 70 people who were formerly employed or otherwise affiliated with the horse racing industry, such as former jockeys and horse trainers. We also purchase horse racing information collected by Umajin Japan.

Much of the information we collect is used to produce articles, features, and on-going monthly reports that are the staples of our websites. We also use this information to perform analytics on horses and races and to calculate what we determine to be the value and capability of race horses using techniques we have developed by analyzing ten years of horse racing data from Japan and eight years of horse racing data from Hong Kong.

Our wholly-owned subsidiary Umajin HK provides information for Hong Kong residents primarily about horse racing in Asia and international and regional soccer matches. The horse racing information provided includes data analysis, and the soccer information includes analytical articles. People can browse the information on the website or via email by registering with Umajin HK’s website. Umajin HK advertises its services on web sites and newspapers. We are not aware of any competitors that are aggressively advertising competing services in Hong Kong.

LinkBit previously published Umajin, a horse racing magazine in Japan, but transferred that business to Umajin Co. Ltd. (referred to as Umajin Japan). LinkBit owns and operates Umajin.net, which is a publishing base for email magazines. LinkBit also works with Umajin Japan with respect to its publishing business, providing services such as consulting, planning of magazines, and other collaborations. LinkBit also purchases information and interviews that Umajin Japan has collected and distributes it via Umajin.net after preparing it for publishable form. Umajin.net has approximately 480,000 users all of which are non-paying.

LinkBit also publishes information on Umajin.net consisting of feature stories on noteworthy events, interviews with people in the horse racing industry, such as jockeys, trainers, and others, horse racing predictions and analysis, and distributes magazines by email. In addition, LinkBit has overseen the production and management of TV shows and events in the horse racing and sports industry. LinkBit collaborates with Umajin Japan on the production of “Ba Kyun!” a program that airs every Saturday evening on BS Fiji TV, a digital satellite station belonging to the Fuji Television group, which has the benefit of publicizing our website, Umajin.net, to horse racing fans.

Competition

We believe we are the leading provider of horse racing information in Japan. With the popularity of horse racing in Japan and the high demand for information among enthusiasts, there are a substantial number of publications and other information sources that we compete with. We compete with these other publications and services on the basis of the quality of our content. We believe our focus on cultivating information sources allows us to provide better information than our competitors can provide.

Specifically, we believe our competitive advantage is based upon:

•	Our information-gathering ability (including the quantity and quality of information we gather);

•	Our relationships with affiliates and industry personnel on-site;

•	Our data analysis programs;

•	The techniques we use to present and distribute information and analysis in a manner that is highly usable by our customers;

•	The volume and quality of information we provide free of charge; and

•	Our integrated approach to providing horse racing information on a wide range of elements and factors pertaining to horses, jockeys, tracks, races, and other horse racing matters.

Intellectual Property

We hold one Trademark: UMAJIN; which is registered in Japan, under registration number 5319066, and which was registered as of April 23, 2010.

Employees

Grand Perfecta has approximately 95 employees, including seven management level employees and seven part-time employees. Four of the employees work through our subsidiary in Hong Kong and the rest in Japan.

Executive Officers of Grand Perfecta

The executive officers of Grand Perfecta are appointed each year at the annual meeting of the Board of Directors, which follows the annual meeting of the shareholders, and at other Board of Directors’ meetings, as appropriate. We have employed each of the executive officers in the position or positions indicated in the list and pertinent notes below. As of July 31, 2015, the following were executive officers of Grand Perfecta:

Name	Age	Position
Shuya Watanabe	44	Chairman of the Board of Directors, Chief Executive Officer
Takashi Ozawa	43	President, Chief Operations Officer, Director
Masashi Takegaki	52	Chief Financial Officer, Secretary, Director

Mr. Shuya Watanabe has served as a representative director of LinkBit for over the past five years, and became Chairman of the Board and Chief Executive Officer of Grand Perfecta at the time of the business reorganization in May 2012. Mr. Watanabe has spent most of his business career in the horse racing industry and, as a result, has substantial experience and industry contacts that are advantageous to the business of Grand Perfecta.

Mr. Takashi Ozawa has served as a representative director of LinkBit for over the past five years, and became President, Chief Operations Officer and a Director of Grand Perfecta at the time of the business reorganization in May 2012. Mr. Ozawa has spent the last 20 years of his business career in the horse racing business working in the areas of racing media sales, product planning and development, and customer relations management, all of which management believes are valuable to the business of Grand Perfecta.

Mr. Masashi Takegaki has served as accounting section head and then accounting manager of LinkBit for over the past five years, and became a director of LinkBit in September 2013. He became Chief Financial Officer, Secretary and a Director of Grand Perfecta at the time of the business reorganization in February 2013. Mr. Takegaki has 18 years of experience in the areas of accounting and business tax in Japan, which management believes qualifies him to provide the financial accounting Grand Perfecta requires.

Further Information and Reports

We are required to file with the Securities and Exchange Commission annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of certain events on Form 8-K, and proxy and information statements disseminated to stockholders in connection with meetings of stockholders and other stockholder actions. Copies of these and any other materials we file with the Commission may be inspected without charge at the public reference facilities maintained by the Commission in Room 1580 – 100 F Street, N.E., Washington, D.C. 20549. Copies of all or any part of our filings may be obtained from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549, upon payment of the prescribed fees. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s filings with the Commission are also available through its web site at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

Disclosure under this item is not required of a smaller reporting company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal business office is located at 21st Floor, South Tower, New Pier Takeshiba, 1-16 -1, Kaigan, Minato-ku, Tokyo, which we lease for a monthly payment of approximately JPY 5,210,230 (US$47,000). Our office in Hong Kong is located at Unit B, 19/F, Prosperous Commercial Building, 54 Jardine’s Bazaar, Causeway Bay, Hong Kong, which has a monthly lease cost of approximately HKD 6,200 (US$800).

ITEM 3.	LEGAL PROCEEDINGS

We are the subject of certain legal matters that we consider incidental to our business activities. It is the opinion of management that the ultimate disposition of these matters will not have a material impact on our financial position, liquidity or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

The disclosure required by this Item 4 is not applicable to the Company’s business.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The common stock of Grand Perfecta trades in the over-the-counter market under the symbol “GPIW.” The following table sets forth for the respective periods indicated the prices of the common stock in the over-the-counter market, as reported and summarized on the OTC Marketplace. Such prices are based on inter-dealer bid and ask prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended	High Bid ($)	Low Bid ($)

October 31, 2013	$0.15	$0.15
January 31, 2014	$0.55	$0.15
April 30, 2014	$0.85	$0.50
July 31, 2014	$1.05	$0.29

October 31, 2014	$0.59	$0.40
January 31, 2015	$0.35	$0.07
April 30, 2015	$0.25	$0.09
July 31, 2015	$0.25	$0.15

Dividends

We did not make any distributions to shareholders in fiscal years 2014 or 2015. Our present intention is to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Security Holders

At November 10, 2015, there were approximately 598 holders of record of our common stock.

Equity Compensation Plans

As of July 31, 2015, there were no equity securities authorized for issuance under any Company compensation plans.

Repurchases of common stock

There were no repurchases of equity securities by Grand Perfecta in the fourth quarter ended July 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

Disclosure under this item is not required of a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should know that there are many factors, both within and outside our control, that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The forward-looking statements contained in this Form 10-K are made as of the date of this Form 10-K, and we do not assume any obligation to update any forward-looking statements except as required by applicable law.

Organization

In May 2012 Grand Perfecta completed an Agreement and Plan of Reorganization whereby it acquired 100% of the issued and outstanding shares of LinkBit for 25,000,000 common shares in a transaction accounted for as a recapitalization of LinkBit. In May 2013 the Company issued 272,668 shares in exchange for 100% of the issued and outstanding shares of Umajin HK.

Nature of Business

The Company is engaged in the business of aggregating, analyzing, and distributing horse racing information via various types of media, including the various websites owned and operated by LinkBit through its subsidiaries, and owned and operated by Umajin HK.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require that we make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. On an ongoing basis, management evaluates its estimates, including those related to collection of receivables, impairment of goodwill, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in material differences from the estimated amounts in the financial statements.  Our significant accounting policies are more fully described in the notes to our consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with principles generally accepted in the United States of America (“GAAP”) and include the accounts of Grand Perfecta and its wholly-owned subsidiaries LinkBit and Umajin HK. The Company has determined that two affiliated entities, Space Cultivation Mobile and Japan Horse Circle, which LinkBit conducts business with are variable interest entities and that the Company is the primary beneficiary of each entity. As a result, the Company has consolidated the accounts of these variable interest entities into the accompanying consolidated financial statements. As the Company does not have any ownership interest in these variable interest entities, the Company has allocated the contributed capital from these variable interest entities as a component of non-controlling interest. All intercompany balances and transactions have been eliminated in consolidation.

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

The following rates were used to translate the accounts of LinkBit and Umajin HK into USD at the following balance sheet dates.

	Balance Sheet Dates
	July 31,	July 31,
	2015	2014

Japanese Yen to USD	0.0081	0.0098
Hong Kong Dollars to USD	0.1290	0.1290

The following rates were used to translate the accounts of LinkBit and Umajin HK into USD for the following operating periods.

	For the Year Ended
	July 31,	July 31,
	2015	2014

Japanese Yen to USD	0.0086	0.0099
Hong Kong Dollars to USD	0.1290	0.1290

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of July 31, 2015 and 2014.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of July 31, 2015 and 2014.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives once the individual assets are placed in service. Estimated useful lives for the assets are as follows.

Buildings and fixtures	8 - 43 years
Autos and trucks	2 - 6 years
Tools and equipment	4 - 10 years
Computer software	5 years

Intangible Assets

The Company’s intangible assets include goodwill, which represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, the Company conducted an analysis of the goodwill on its single reporting unit using the Company. For the fiscal years ending July 31, 2015 and 2014, the assessment for impairment found that there is no impairment of goodwill. The Company has no accumulated impairment losses on goodwill.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of assets identified during the years ended July 31, 2015 and 2014.

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

The Company has determined that the book value of its outstanding financial instruments as of July 31, 2015 and 2014 approximates the fair value.

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

Revenue Recognition

The Company’s revenue consists primarily of sales of comprehensive horse racing information through multiple websites focusing on all aspects of the horse racing industry in Japan. Publication of horse racing digital magazines, providing support for print publications, and participating in other public events and media programs related to the horse racing industry do not generate significant revenue directly. These activities are undertaken for the purpose of increasing the number of horse racing fans and driving potential users to our websites so as to hopefully eventually convert them to paying customers.

The Company recognizes revenue on arrangements in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The majority of the Company’s revenue is generated by per-item sales. For all users, payment is received at the time of purchase. The Company recognizes revenue for per-item sales when the requested information is supplied to the user. For information packages that span a period of time, the Company recognizes revenue over the term of the package. Revenues are presented net of refunds, credits and known and estimated credit card chargebacks. The Company reports revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority. Rights to content purchased by customers in advance of the content being provided are recorded as deferred revenue.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs incurred amounted to $911,562 and $1,711,855 for the years ended July 31, 2015 and 2014, respectively.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. As of July 31, 2015 and 2014, the Company had total options of 3,000,000 which were excluded from the computation of net income per share because they are anti-dilutive. As of July 31, 2015 and 2014, the Company had convertible notes convertible into 1,472,727 and 0, respectively, shares of common stock which were excluded from the computation because they are anti-dilutive. As a result, the basic and diluted earnings per share were the same for each of the periods presented.

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

Results of Operations for the Year Ended July 31, 2015 and 2014

The following are the results of our operations for the year ended July 31, 2015 as compared to the year ended July 31, 2014.

	For the Year Ended
	July 31,	July 31,
	2015	2014	$ Change

Net sales	$17,736,064	$22,233,442	$(4,497,378)
Total revenue	17,736,064	22,233,442	(4,497,378)

Operating Expenses:
Cost of sales	4,473,096	6,858,818	$(2,385,722)
Depreciation expense	110,383	238,487	(128,104)
Advertising	911,562	1,711,855	(800,293)
Rent expense	812,747	845,058	(32,311)
Salaries and wages	5,151,504	5,234,053	(82,549)
Other general and administrative expenses	4,303,062	4,326,663	(23,601)
Total operating expenses	15,762,354	19,214,934	(3,452,580)

Income from operations	1,973,710	3,018,508	(1,044,798)

Other Income (Expense):
Other income (loss)	131,371	9,861	121,510
Gain (loss) on exchange	40,275	32,116	8,159
Interest income	12,620	17,798	(5,178)
Interest expense	(790,427)	(1,190,842)	400,415
Total other income (expense)	(606,161)	(1,131,067)	524,906

Net income before provision for income taxes	1,367,549	1,887,441	(519,892)
Provision for income taxes	449,316	882,009	(432,693)
Net income	918,233	1,005,432	(87,199)
Less: net loss attributable to noncontrolling interest	(406)	–	(406)
Net income attributable to GPI stockholders	$918,639	$1,005,432	$(86,793)

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales decreased during the year ended July 31, 2015 as compared to the same period in 2014 in part due to a decline in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 13%. The decrease in our net sales relating to the decline in the exchange rate for the year ended July 31, 2015 as compared to the same period in 2014 amounted to approximately $2.6 million. Net sales also decreased in part due to an increase in the consumption tax rate, which increased from 5% to 8% in April 2014. We did not raise the prices for our service to correspond to this increase in the consumption tax. As a result, our sales, net of the consumption tax, decreased during year ended July 31, 2015 as compared to the same period in 2014.

These decreases were partially offset by an increase in sales due to the start of a new service in February 2015, originally planned to start in late 2014. The service, or brand, offers customers physiological information and analysis from a well-known consultant with respect to race horses. We expect this service to generate increased sales during future quarters.

Operating Expenses

Total operating expenses for the year ended July 31, 2015 were $15,762,354, which represented a decrease of $3,452,580 as compared to the same period in the prior year. Overall, our operating expenses decreased during the year ended July 31, 2015 as compared to the same period in 2014 in part due to a decline in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 13%. The total decrease in our operating expenses relating to the decline in the exchange rate for the year ended July 31, 2015 as compared to the same period in 2014 amounted to approximately $2.4 million. In addition, our operating expenses also decreased due to a decrease in cost of sales from higher spending in the prior year due to content curation, as well as decreased advertising costs resulting from a reduction in print advertising due to lower than expected response rates. These decreases were partially offset by an increase in salaries and wages expenses due to hiring of additional staff to manage expected increases in volume.

Other Income/ (Expenses)

Total other expense for the year ended July 31, 2015 amounted to $606,161, which decreased by $524,906 as compared to the same period in 2014. The decrease in other expenses is primarily due to a decrease in interest expense of $400,415 due to a reduction of the outstanding notes payable during the period.

Liquidity and Capital Resources

As of July 31, 2015, we had cash of $75,778 and a working capital deficit of $5,929,449 as compared to cash of $1,882,272 and a working capital deficit of $7,089,828 as at July 31, 2014. The decrease in cash as of July 31, 2015 was primarily the result of $2,940,000 in proceeds from sale of common stock received during the year ended July 31, 2014, of which a portion was used to fund the operating activities of the Company, as well as to pay down outstanding notes payable with higher interest rates during the year ended July 31, 2015.

In March 2015, we issued a convertible debenture in the face amount of Japanese JPY200,000,000 (approximately US$1,700,000). The debenture accrues simple interest at the rate of 1% per annum and is payable annually on the anniversary date of issuance. The principal and interest on the debenture is due March 5, 2016, and may be prepaid, in whole or in part, by Grand Perfecta at any time upon 10 days advance notice. The principal and accrued interest of the debenture is convertible at the election of the holder to common stock of Grand Perfecta at the rate of one common share for JPY130.9. We intend to continue to improve our balance sheet by reducing short term liabilities and invest in promoting and expanding our services. The funds obtained through the debenture placement will facilitate that effort.

The funding received in March 2015 notwithstanding, we continue to have a significant working capital deficit that adversely affects our business by limiting the resources we have available to pursue the promotion of our information services and develop new information service opportunities for potential users. At July 31, 2015, we had a working capital deficit of $5,929,449. Historically we have relied on extensions of note payment due dates and new debt financing to repay note obligations as they came due in order to continue operations. Going forward we will continue to use extensions and new debt financing, such as the recent debenture offering, to address note obligations that come due, endeavor to gradually reduce obligations with cash flow provided by operations, and pursue over the next 12 months equity financing that we can apply to debt reduction and business development. Nevertheless, the shortage of working capital adversely affects our ability to develop, sponsor, or participate in activities that promote our information services to prospective users and to develop new content, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities. There is no assurance that our plans for addressing our working capital shortages will be successful, and our failure to be reasonably successful should be expected to result in a significant contraction of our operations and potentially a failure of the business.

The following is a summary of our cash flows from operating, investing and financing activities for the years ended July 31, 2015 and 2014.

	Year Ended
	July 31,	July 31,
	2015	2014
Cash flows provided by operating activities	$457,323	$834,972
Cash flows used in investing activities	(67,728)	(892,309)
Cash flows provided by (used in) financing activities	(1,965,416)	1,764,923

Net cash flows used in operating activities for the year ended July 31, 2015 amounted to $457,323, compared to net cash provided of $834,972 for the year ended July 31, 2014. Net cash flows from operating activities were lower during the year ended July 31, 2015 due primarily to a lower net income of $918,233, compared to net income of $1,005,432 for the year ended July 31, 2014. Net cash used in investing activities amounted to $67,728 for the year ended July 31, 2015, compared to net cash used in investing activities of $892,309 for the year ended July 31, 2014. The increase in cash flows provided by investing activities during the year ended July 31, 2015 was due primarily to increased collections of notes receivables outstanding from related parties. Net cash used in financing activities for the year ended July 31, 2015 amounted to $1,965,416, as compared to net cash provided by financing activities of $1,764,923 for the year ended July 31, 2014. During the year ended July 31, 2015, we made payments on our outstanding notes payable balances of $3,686,849, offset by proceeds received from a convertible note payable borrowing of $1,720,000 and proceeds from notes payable borrowing of $1,433. During the year ended July 31, 2014, our net cash provided by financing activities consisted of proceeds of $2,940,000 from the sale of common stock, proceeds from notes payable borrowings of $2,571, less payments made on notes payable of $1,177,648.

Description of Indebtedness

The following is a summary of our outstanding notes payable as of July 31, 2015 and July 31, 2014.

	July 31,	July 31,
	2015	2014

Unsecured notes payable originally issued on September 30, 2009 and November 30, 2010, due in full on November 30, 2015, bearing interest at 3.5% per annum due monthly.	$39,658	$205,134
Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly.	810,000	980,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly.	405,000	490,000
Unsecured note payable issued on July 23, 2013, due on July 5, 2016, bearing interest at 1.2% per annum due monthly.	136,728	327,712
Unsecured note payable issued on September 30, 2013, due on September 30, 2014, bearing interest at 15% per annum due monthly.	–	784,000
Unsecured note payable issued on December 20, 2011, due on October 31, 2015, bearing interest at 15% per annum due monthly.	1,539,000	2,058,000
Unsecured note payable issued on June 28, 2013, due on October 31, 2015, bearing interest at 15% per annum due monthly.	162,000	196,000
Unsecured note payable issued on August 2, 2010, due on July 31, 2015, bearing interest at 12% per annum due monthly.	–	1,715,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	931,500	1,960,000
Unsecured note payable resulting from the Company co-signing for debt of a vendor in 2010. The note is due on demand, bearing interest at 18% per annum due monthly.	348,300	774,200
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	243,000	294,000
Unsecured notes payable, non-interest bearing, due on demand	48,855	58,527
Total notes payable	4,664,041	9,842,573
Less: current portion of notes payable	3,489,541	9,113,727
Long-term portion of notes payable	$1,174,500	$728,846

Of the total above listed debt outstanding as of July 31, 2015 of $4,664,041, $3,489,541 of the outstanding amounts are due during the year ended July 31, 2016, $931,500 of the amounts are due during the year ended July 31, 2017, and $243,000 of the amounts are due during the year ended July 31, 2018.

As of July 31, 2015, the Company had an outstanding note payable balance due to its Chairman and CEO amounting to $831,918 and an outstanding note payable balance due to its President amounting to $162,000. The note payable balances are non-interest bearing and are due on demand.

On March 5, 2015, we entered into a convertible note agreement for total principal borrowings of $1,620,000. The amounts are due one year after the issuance of the note on March 5, 2015, and bear interest at a rate of 1% per annum. At the option of the debt holder, beginning 40 days after the issuance of the note, the debt holder may convert the outstanding balance of the note into shares of the Company’s common stock at a conversion rate equal to one share per $1.10 of outstanding principal and accrued interest.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required of a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Grand Perfecta’s financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

In connection with the preparation of this report, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the identification of a material weakness in internal control over financial reporting described below, which we view as an integral part of our disclosure controls and procedures, our disclosure controls and procedures were not effective as of July 31, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was not effective as of July 31, 2015.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on the definition of “material weakness” in the Public Company Accounting Oversight Board’s Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements”, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting. As a result of management’s evaluation described above, it concluded on that the Company had a significant control deficiency as of July 31, 2015, that constituted a material weakness in our internal control over financial reporting. Management has determined that the Company’s lack of personnel on staff with significant understanding of GAAP and practical experience in the use and application of GAAP has resulted in failures in prior periods to recognize, record, and otherwise account for financial events and relationships in accordance with GAAP.

The Company proposes to remediate the material weakness by pursuing a search effort to recruit and employ the accounting personnel that have the knowledge, experience, and training in GAAP that will improve the Company’s ability to avoid GAAP errors in recording and accounting for its financial transactions.

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended July 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This Annual Report on form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Section 16(a) compliance, financial experts, our code of ethics and background of our directors will be presented in our Proxy Statement for the 2015 annual meeting of Shareholders and is incorporated herein by reference. The information required pursuant to General Instructions G(3) of Form 10-K on our executive officers is presented under Item 1 of this report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 on executive compensation will be presented in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 on security ownership of certain beneficial owners and managements will be presented in our 2015 Proxy Statement and is incorporated herein by reference. Information regarding equity compensation plans is presented under Item 5 of this report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 regarding certain related transactions and director independence will be presented in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be presented in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document

2.1	Agreement and Plan of Reorganization dated May 12, 2012 between Grand Perfecta, Inc. (formerly known as STI Holdings, Inc.) and Link Bit Consulting Co. Ltd. (1)

3.1	Articles of Incorporation of Grand Perfecta, Inc. (formerly known as STI Holdings, Inc.) (1)

3.2	Bylaws of Grand Perfecta, Inc. (1)

3.3	Certificate of Amendment to Articles of Incorporation dated January 9, 2008, designating preferred stock as Series A Convertible Preferred Stock (1)

3.4	Certificate of Amendment to Articles of Incorporation dated June 21, 2011, for Designation of Rights, Privileges, and Preferences of Series A Convertible Preferred Stock of Grand Perfecta, Inc. (formerly known as STI Holdings, Inc.) (1)

3.5	Certificate of Amendment to Articles of Incorporation dated March 29, 2013, for name change of STI Holdings, Inc. to Grand Perfecta, Inc. (1)

4.1	Convertible Debenture dated March 5, 2015 with respect to JPY200,000,000 principal amount of convertible notes bearing interest at 1.0% per annum (1)

10.1	Service Agreement dated August 1, 2014 between Link Bit Consulting Co., Ltd. and Cheval Attache Co., Ltd. (1)

10.2	Loan Agreement dated March 26, 2012 between Clara Ltd., as lender, and Link Bit Consulting Co., Ltd., as borrower (1)

10.3	Revised Loan Agreement dated January 29, 2013 between Clara Ltd., as lender, and Link Bit Co., Ltd., as borrower (1)

10.4	Offshore Securities Purchase Agreement dated as of March 5, 2015 between Grand Perfecta, Inc. and Europlus International Ltd. (1)

10.5	Link Bit Co., Ltd. office lease with Tokyo Teleport Center Co., Ltd. dated August 31, 2014 (1)

10.6	Stock Purchase Agreement dated June 11, 2014 between Grand Perfecta, Inc. and Kuzuaki Goto (1)

10.7	Lease (license) between Umajin Hong Kong Ltd and Apex Business Centre Limited dated as of June 25, 2014 (1)

10.8	Offer Letter between Grand Perfecta, Inc. and Enrique Marchese dated May 8, 2014 (1)

14.1	Code of Ethics

21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1) These exhibits are incorporated herein by this reference to our registration statement on Form 10, filed with the Securities and Exchange Commission on April 15, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAND PERFECTA, INC.

Date: November 13, 2015	By	/s/ Shuya Watanabe
Shuya Watanabe, Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2015	By	/s/ Masashi Takegaki
Masashi Takegaki, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2015	/s/ Shuya Watanabe
Shuya Watanabe, Director

Date: November 13, 2015	/s/ Takashi Ozawa
Takashi Ozawa, Director

Date: November 13, 2015	/s/ Masashi Takegaki
Masashi Takegaki, Director

Date: November 13, 2015	/s/ Motonori Okai
Motonori Okai, Director

Date: November 13, 2015	/s/ Hideaki Takahashi
Hideaki Takahashi, Director

Date: November 13, 2015	/s/ Akira Tanabe
Akira Tanabe, Director

Date: November 13, 2015	/s/ Enrique Marchese
Enrique Marchese, Director

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Grand Perfecta, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Grand Perfecta, Inc.
Kaigan Minato-ku Tokyo Japan

We have audited the accompanying consolidated balance sheets of Grand Perfecta, Inc. and Subsidiaries as of July 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Perfecta, Inc. and Subsidiaries as of July 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
November 13, 2015

GRAND PERFECTA, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2015	2014

Assets

Current assets
Cash	$75,778	$1,882,272
Accounts receivable, net	612,553	634,455
Due from related parties	487,852	1,481,811
Current portion of notes receivable	1,537,869	1,682,327
Deferred tax assets, current portion	303,024	1,039,489
Prepaid expenses and other current assets	417,208	66,659
Total current assets	3,434,284	6,787,013

Property and equipment, net	273,263	376,055

Other assets
Long-term notes receivables, net of current portion	547,372	632,124
Long-term portion due from related parties, net of current portion	1,471,932	–
Deferred tax assets, long-term portion	222,423	232,757
Goodwill	6,257,112	7,549,434
Other assets	496,019	617,413
Total other assets	8,994,858	9,031,728
Total assets	$12,702,405	$16,194,796

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$1,458,735	$2,617,037
Deferred revenues	1,189,437	1,390,210
Current portion of notes payable	3,489,541	9,113,727
Notes payable to related parties	993,918	–
Convertible note payable	1,620,000	–
Taxes payable	612,102	755,867
Total current liabilities	9,363,733	13,876,841
Long-term portion of notes payable, net of current portion	1,174,500	728,846
Total liabilities	10,538,233	14,605,687

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding as of July 31, 2015 and 2014	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 30,500,000 shares issued and outstanding as of July 31, 2015 and 2014	30,500	30,500
Additional paid-in capital	4,121,034	4,121,034
Accumulated other comprehensive income	439,265	736,356
Accumulated deficit	(2,645,873)	(3,564,512)
Total GPI stockholders' equity	1,945,026	1,323,478
Noncontrolling interest	219,146	265,631
Total stockholders' equity	2,164,172	1,589,109
Total liabilities and stockholders' equity	$12,702,405	$16,194,796

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	July 31,	July 31,
	2015	2014

Net sales	$17,736,064	$22,233,442
Total revenues	17,736,064	22,233,442

Operating expenses:
Cost of sales	4,473,096	6,858,818
Depreciation expense	110,383	238,487
Advertising	911,562	1,711,855
Rent expense	812,747	845,058
Salaries and wages	5,151,504	5,234,053
Other general and administrative expenses	4,303,062	4,326,663
Total operating expenses	15,762,354	19,214,934

Income from operations	1,973,710	3,018,508

Other income (expense):
Other income	131,371	9,861
Gain on exchange	40,275	32,116
Interest income	12,620	17,798
Interest expense	(790,427)	(1,190,842)
Total other income (expense)	(606,161)	(1,131,067)

Net income before provision for income taxes	1,367,549	1,887,441
Provision for income taxes	449,316	882,009
Net income	918,233	1,005,432
Less: net loss attributable to noncontrolling interest	(406)	–
Net income attributable to GPI	$918,639	$1,005,432

Net income per share, basic and diluted	$0.03	$0.04
Weighted average number of common shares outstanding, basic and diluted	30,500,000	27,869,863

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended
	July 31,	July 31,
	2015	2014

Net income	$918,233	$1,005,432
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(297,091)	93,108
Total other comprehensive income, net of tax	(297,091)	93,108
Comprehensive income	621,142	1,098,540
Comprehensive income (loss) attributable to noncontrolling interest	(46,079)	(10,842)
Comprehensive income attributable to GPI stockholders	$575,063	$1,087,698

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Total
Balance, July 31, 2013	100,000	100	27,500,000	27,500	1,285,120	643,248	(4,569,944)	276,473	(2,337,503)

Stock issued for cash	–	–	3,000,000	3,000	2,937,000	–	–	–	2,940,000
Capital withdrawal	–	–	–	–	(101,086)	–	–	–	(101,086)
Foreign currency translation adjustment	–	–	–	–	–	93,108	–	(10,842)	82,266
Net income	–	–	–	–	–	–	1,005,432	–	1,005,432
Balance, July 31, 2014	100,000	100	30,500,000	30,500	4,121,034	736,356	(3,564,512)	265,631	1,589,109

Foreign currency translation adjustment	–	–	–	–	–	(297,091)	–	(46,079)	(343,170)
Net income	–	–	–	–	–	–	918,639	(406)	918,233
Balance, July 31, 2015	100,000	$100	30,500,000	$30,500	$4,121,034	$439,265	$(2,645,873)	$219,146	$2,164,172

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	July 31,	July 31,
	2015	2014

Cash flows from operating activities
Net income	$918,233	$1,005,432
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	110,383	238,487
Loss on sale of property and equipment	–	22,531
Loss on write-off of notes receivables	89,188	–
Provision for (benefit from) deferred taxes	558,578	280,255

Changes in operating assets and liabilities:
Accounts receivable	(93,557)	(241,720)
Prepaid expenses and other current assets	(383,965)	9,216
Other assets	15,578	(118,008)
Accounts payable and accrued expenses	(786,567)	(768,659)
Deferred revenue	42,878	50,443
Taxes payable	(13,426)	356,995

Net cash provided by operating activities	457,323	834,972

Cash flows from investing activities
Purchase of property and equipment	(70,507)	(100,031)
Proceeds (payments) for lending to related parties, net	274,876	(328,684)
Proceeds from collection of notes receivables	891,305	302,689
Payments for notes receivable lending	(1,163,402)	(770,940)
Proceeds from acquisition of subsidiary	–	4,657
Net cash used in investing activities	(67,728)	(892,309)

Cash flows from financing activities
Proceeds from sale of stock	–	2,940,000
Proceeds from notes payable	1,433	2,571
Proceeds from convertible note payable	1,720,000	–
Payments on note payable	(3,686,849)	(1,177,648)

Net cash provided by (used in) financing activities	(1,965,416)	1,764,923

Effect of exchange rate fluctuations on cash	(230,673)	6,463

Net change in cash	(1,806,494)	1,714,049
Cash, beginning of the period	1,882,272	168,223
Cash, end of the period	$75,778	$1,882,272

Supplemental disclosure of cash flow information:
Interest paid	$783,425	$1,190,842
Income taxes paid	$199,015	$247,696

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Organization

Grand Perfecta, Inc. (“Grand Perfecta” or “GPI”) was incorporated in the State of Nevada on March 25, 2002, as STI Holdings, Inc. (“STI”). On May 12, 2012, the Company completed an Agreement and Plan of Reorganization whereby it acquired 100% of the issued and outstanding shares of Link Bit Consulting Co, Ltd. (“LinkBit” or the “Company”), a Japanese corporation, for 25,000,000 common shares in a transaction accounted for as a recapitalization of LinkBit. Effective March 29, 2013, STI amended its Articles of Incorporation to change its name to Grand Perfecta, Inc. On May 27, 2013, the Company issued 272,668 shares in exchange for 100% of the issued and outstanding shares of Umajin Hong Kong Ltd. (“Umajin HK”), a Hong Kong corporation that maintains an office in Hong Kong. In August 2015 we formed a California subsidiary, Sports Perfecta, Inc., for the purpose of seeking opportunities to conduct business in the United States. Through the date of this filing Sports Perfecta has had no activity or operations. The operations of Grand Perfecta, LinkBit, Umajin HK and Sports Perfecta, Inc. are collectively referred to as the “Company.”

Nature of Business

The Company is engaged in the business of transmitting and providing horse racing information via various types of media, including multiple websites owned and operated by the wholly owned subsidiaries of LinkBit and Umajin HK.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with principles generally accepted in the United States of America (“GAAP”) and include the accounts of Grand Perfecta and its wholly-owned subsidiaries LinkBit and Umajin HK. The Company has determined that two affiliated entities, Space Cultivation Mobile and Japan Horse Circle, which LinkBit conducts business with are variable interest entities and that the Company is the primary beneficiary of each entity. As a result, the Company has consolidated the accounts of these variable interest entities into the accompanying consolidated financial statements. As the Company does not have any ownership interest in these variable interest entities, the Company has allocated the contributed capital in these variable interest entities as a component of noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity

As of July 31, 2015, we had cash of $75,778 and a working capital deficit of $5,929,449 as compared to cash of $1,882,272 and a working capital deficit of $7,089,828 as at July 31, 2014. The decrease in cash as of July 31, 2015 was primarily the result of $2,940,000 in proceeds from sale of common stock received during the year ended July 31, 2014, of which a portion was used to fund the operating activities of the Company, as well as to pay down outstanding notes payable with higher interest rates during the year ended July 31, 2015.

In March 2015, we issued a convertible debenture in the face amount of Japanese JPY200,000,000, approximately US$1,620,000 at July 31, 2015, (see Note 9). We intend to continue to improve our balance sheet by reducing short term liabilities and invest in promoting and expanding our services. The funds obtained through the debenture placement will facilitate that effort.

The funding received in March 2015 notwithstanding, we continue to have a significant working capital deficit that adversely affects our business by limiting the resources we have available to pursue the promotion of our information services and develop new information service opportunities for potential users. Historically we have relied on extensions of note payment due dates and new debt financing to repay note obligations as they came due in order to continue operations. Going forward we will continue to use extensions and new debt financing, such as the recent debenture offering, to address note obligations that come due, endeavor to gradually reduce obligations with cash flow provided by operations, and pursue over the next 12 months equity financing that we can apply to debt reduction and business development. Nevertheless, the shortage of working capital adversely affects our ability to develop, sponsor, or participate in activities that promote our information services to prospective users and to develop new content, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities. There is no assurance that our plans for addressing our working capital shortages will be successful, and our failure to be reasonably successful should be expected to result in a significant contraction of our operations and potentially a failure of the business.

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

The following rates were used to translate the accounts of LinkBit and Umajin HK into USD at the following balance sheet dates.

	Balance Sheet Dates
	July 31,	July 31,
	2015	2014

Japanese Yen to USD	0.0081	0.0098
Hong Kong Dollars to USD	0.1290	0.1290

The following rates were used to translate the accounts of LinkBit and Umajin HK into USD for the following operating periods.

	For the Year Ended
	July 31,	July 31,
	2015	2014

Japanese Yen to USD	0.0086	0.0099
Hong Kong Dollars to USD	0.1290	0.1290

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of July 31, 2015 and 2014.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of July 31, 2015 and 2014.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives once the individual assets are placed in service. Estimated useful lives for the assets are as follows.

Buildings and fixtures	8 - 43 years
Autos and trucks	2 - 6 years
Tools and equipment	4 - 10 years
Computer software	5 years

Intangible Assets

The Company’s intangible assets include goodwill, which represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, the Company conducted an analysis of the goodwill on its single reporting unit using the Company. For the fiscal years ending July 31, 2015 and 2014, the assessment for impairment found that there is no impairment of goodwill. The Company has no accumulated impairment losses on goodwill.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of assets identified during the years ended July 31, 2015 and 2014.

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

The Company has determined that the book value of its outstanding financial instruments as of July 31, 2015 and 2014 approximates the fair value.

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

Revenue Recognition

The Company’s revenue consists primarily of sales of comprehensive horse racing information through multiple websites focusing on all aspects of the horse racing industry in Japan. Publication of horse racing digital magazines, providing support for print publications, and participating in other public events and media programs related to the horse racing industry do not generate significant revenue directly. These activities are undertaken for the purpose of increasing the number of horse racing fans and driving potential customers to our websites so as to hopefully eventually convert them to paying customers.

The Company recognizes revenue on arrangements in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The majority of the Company’s revenue is generated by per-item sales. For all users, payment is received at the time of purchase. The Company recognizes revenue for per-item sales when the requested information is supplied to the user. For information packages that span a period of time, the Company recognizes revenue over the term of the package. Revenues are presented net of refunds, credits and known and estimated credit card chargebacks. The Company reports revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority. Rights to content purchased by customers in advance of the content being provided are recorded as deferred revenue.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs incurred amounted to $911,562 and $1,711,855 for the years ended July 31, 2015 and 2014, respectively.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. As of July 31, 2015 and 2014, the Company had total options of 3,000,000 which were excluded from the computation of net income per share because they are anti-dilutive. As of July 31, 2015 and 2014, the Company had convertible notes convertible into 1,472,727 and 0, respectively, shares of common stock which were excluded from the computation because they are anti-dilutive. As a result, the basic and diluted earnings per share were the same for each of the periods presented.

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

3.  PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consisted of the following.

	July 31,	July 31,
	2015	2014

Buildings and fixtures	$262,126	$272,079
Autos and trucks	294,513	356,324
Tools and equipment	427,469	569,152
Computer software	1,284,209	1,560,267
Horses	24,454	41,347

	2,292,771	2,799,169

Less: accumulated depreciation	(2,019,508)	(2,423,114)

	$273,263	$376,055

Depreciation expense amounted to $110,383 and $238,487 for the year ended July 31, 2015 and 2014, respectively.

4.  DUE FROM RELATED PARTIES

The Company made short-term revolving advances to executive officers, directors and other related parties. All loans are unsecured and due within one year of the issuance date, and earn interest at rates ranging from 0% to 3% per annum. The total amounts outstanding from related parties amounted to $1,959,784 and $1,481,811 as of July 31, 2015 and 2014, respectively.

Of the total related party receivables, the amounts outstanding directly from officers and directors amounted to $0 and $1,144,647 as of July 31, 2015 and 2014, respectively. Subsequent to the year ended July 31, 2014, the Company settled the amounts due directly from officers and directors of the Company in full.

The remaining outstanding receivables amounting to $1,959,784 and $337,164 as of July 31, 2015 and 2014, respectively, represented amounts outstanding from a related party entity owned by one of the directors of the Company. Of the amount outstanding from this related party as of July 31, 2015, $1,471,932 of the outstanding balance bears interest at 0.48% and is due in full on February 28, 2018. The remaining portion of $487,852 is non-interest bearing and due on demand. Subsequent to the year ended July 31, 2015, the Company settled $1,471,932 of the outstanding balance (see Note 14).

Management considers all of these outstanding advances to be fully collectible and has determined that no allowance is necessary.

5.  NOTES RECEIVABLE

The Company’s outstanding notes receivable consist of unsecured advances, including interest ranging from 0% to 8% per annum, payable in full on dates extending through 2039. As of July 31, 2015 and 2014, the Company had total outstanding notes receivable of $2,085,241 and $2,314,451, respectively. The portion of these outstanding notes receivables that were either due on demand or had scheduled due dates within one year amounted to $1,537,869 and $1,682,327 as of July 31, 2015 and 2014, respectively.

The future scheduled maturities of outstanding notes receivables as of July 31, 2015 based on contractual due dates are as follows.

Year Ended
July 31,

2016	$1,537,869
2017	–
2018	–
2019	8,492
2020	16,756
Thereafter	522,124
Total	$2,085,241

6.  GOODWILL

The Company has recorded goodwill relating to the purchase of Media 21, Inc. in 2011, as well as the acquisition of Umajin HK on May 27, 2013. The following is a summary of the activity relating to goodwill for the years ended July 31, 2014 and 2015.

Balance as of July 31, 2013	$7,853,432
Foreign currency translation adjustment	(303,998)
Balance as of July 31, 2014	7,549,434
Foreign currency translation adjustment	(1,292,322)
Balance as of July 31, 2015	$6,257,112

7.  NOTES PAYABLE

A summary of the Company’s outstanding notes payable is as follows:

Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly.	810,000	980,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly.	405,000	490,000
Unsecured note payable issued on July 23, 2013, due on July 5, 2016, bearing interest at 1.2% per annum due monthly.	136,728	327,712
Unsecured note payable issued on September 30, 2013, due on September 30, 2014, bearing interest at 15% per annum due monthly.	–	784,000
Unsecured note payable issued on December 20, 2011, due on October 31, 2015, bearing interest at 15% per annum due monthly.	1,539,000	2,058,000
Unsecured note payable issued on June 28, 2013, due on October 31, 2015, bearing interest at 15% per annum due monthly.	162,000	196,000
Unsecured note payable issued on August 2, 2010, due on July 31, 2015, bearing interest at 12% per annum due monthly.	–	1,715,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	931,500	1,960,000
Unsecured note payable resulting from the Company co-signing for debt of a vendor in 2010. The note is due on demand, bearing interest at 18% per annum due monthly.	348,300	774,200
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	243,000	294,000
Unsecured notes payable, non-interest bearing, due on demand	48,855	58,527
Total notes payable	4,664,041	9,842,573
Less: current portion of notes payable	3,489,541	9,113,727
Long-term portion of notes payable	$1,174,500	$728,846

Substantially all of the above outstanding notes payable are personally guaranteed by the Company’s Chief Executive Officer.

Future scheduled maturities of long-term debt are as follows:

Year Ended
July 31,

2016	$3,489,541
2017	931,500
2018	243,000
Total	$4,664,041

8.  NOTES PAYABLE TO RELATED PARTIES

As of July 31, 2015, the Company had an outstanding note payable balance due to its Chairman and CEO amounting to $831,918 and an outstanding note payable balance due to its President amounting to $162,000. The note payable balances are non-interest bearing and are due on demand.

9.  CONVERTIBLE NOTE PAYABLE

On March 5, 2015, the Company entered into a convertible note agreement for total principal borrowings of JPY 200,000,000 (US $1,620,000 at July 31, 2015). The amounts are due one year after the issuance of the note on March 5, 2015, and bear interest at a rate of 1% per annum. At the option of the debt holder, beginning 40 days after the issuance of the note, the debt holder may convert the outstanding balance of the note into shares of the Company’s common stock at a conversion rate equal to one share per JPY130.90 or $1.10 of outstanding principal and accrued interest.

The conversion feature associated with the convertible note payable created a derivative liability as of April 14, 2015, the date in which the note became convertible. The Company valued the derivative as of the initial date and as of the year-end date of July 31, 2015 using the Black-Scholes pricing model. The value at each of these dates amounted to $0. The assumptions used in the Black-Scholes model during the year ended July 31, 2015 were as follows.

Year Ended
July 31,
2015
Expected life in years	0.60 - 0.89
Stock price volatility	32.0% - 32.4%
Risk-free interest rate	0.23% - 0.33%
Expected dividends	None
Forfeiture rate	NA

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

The Company had 100,000 shares of Series A Preferred Stock issued and outstanding as of July 31, 2015 and 2014.

Common Stock Transactions

On June 11, 2014 the Company sold 3,000,000 common shares of stock for cash proceeds of $2,940,000. There were no such transactions during the year ended July 31, 2015. In connection with the sale of stock on June 11, 2014, the Company granted an option to the buyer to purchase an additional 3,000,000 shares of common stock for a purchase price of $3 million at any time prior to June 11, 2019.

11.  INCOME TAXES

The Company records its deferred taxes under the liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consisted of the following as of July 31, 2015 and 2014.

	July 31,	July 31,
	2015	2014
Deferred tax assets:
Commission expenses	$273,730	$285,443
Allowance for doubtful accounts	40,762	37,839
Deposits	151,102	515,907
Accrued salary	–	90,528
Other	125,491	397,065

Deferred tax liabilities:
Depreciation	(27,465)	(22,413)
Business tax receivable	(12,874)	–
Others	(1,457)	(1,850)

Valuation allowance	(23,842)	(30,273)

Net deferred tax assets	$525,447	$1,272,246

The income tax provision differs from the amount of income tax determined by applying the Japanese income tax rate to pretax income from continuing operations for the years ended July 31, 2015 and 2014 due to the following.

	July 31,	July 31,
	2015	2014
Income tax based on book income at Japanese statutory rate	$527,350	$751,503
Entertainment expense	121,904	136,953
Additional taxes	2,487	1,611
Tax loss carry-forwards utilized only for local tax	(122,837)	(53,424)
Tax rate difference between current tax and deferred tax assets	(42,187)	56,329
Others	(37,401)	(10,963)
Total income tax provision	$449,316	$882,009

12.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate headquarters and administrative offices in Toyko Japan, as well as the administrative offices of Umajin HK in Hong Kong under operating leases extending through April 15, 2019. The Company incurred rent expense of $812,747 and $845,058 for the years ended July 31, 2015 and 2014, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows.

Years ending July 31,

2016	$626,761
2017	117,302
2018	71,317
2019	53,487
Total	$868,867

Litigation

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this annual report, there have been no material legal proceedings relating to the Company.

13.  RELATED PARTY TRANSACTIONS

As of July 31, 2015 and 2014, the Company had $1,959,784 and $1,481,811, respectively, of notes receivable due from related parties (see Note 4).

As of July 31, 2015, the Company had an outstanding note payable balance due to its Chairman and CEO amounting to $831,918 and an outstanding note payable balance due to its President amounting to $162,000 (see Note 8).

The Company pays a monthly fee to a related party entity owned by one of its directors for providing content. For the years ended July 31, 2015 and 2014, the fee paid to the related party amounted to $1,242,222 and $1,457,238, respectively, and is included as a component of cost of sales in the accompanying consolidated statements of operations.

14.  SUBSEQUENT EVENTS

Effective November 2, 2015, the Company entered into a Note Payable and Satisfaction Agreement (the “Agreement”) with Umajin Co., Ltd. (“Umajin Japan”), a related party company owned a director of the Company. The Company was a holder of a promissory note made by Umajin Japan in the principal amount of JPY 181,720,000 ($1,471,932 as of July 31, 2015). The promissory note was secured by 1,400,000 shares of the Company’s common stock, which were owned by Umajin Japan. Pursuant to the Agreement, Umajin Japan agreed to sell its shares of common stock to the Company, and the Company has agreed to release Umajin Japan from any further obligation due under the promissory note.

