Form 10-Q
period 2015-10-31
Grand Perfecta, Inc.
filed 2015-12-15
CIK 1550053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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
YES    ☐       NO    ☒

As of December 1, 2015, 29,100,000 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

GRAND PERFECTA, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Consolidated Balance Sheets at October 31, 2015 (Unaudited) and July 31, 2015

Consolidated Statements of Operations (Unaudited) — Three Months Ended October 31, 2015 and 2014

Consolidated Statements of Comprehensive Income (Unaudited) — Three Months Ended October 31, 2015 and 2014

Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended October 31, 2015 and 2014

Notes to Consolidated Financial Statements (Unaudited)

GRAND PERFECTA, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2015	2015
	(Unaudited)
Assets

Current assets
Cash	$48,335	$75,778
Accounts receivable, net	1,393,420	612,553
Due from related parties	1,508,276	487,852
Current portion of notes receivable	1,564,474	1,537,869
Deferred tax assets, current portion	310,506	303,024
Prepaid expenses and other current assets	417,509	360,825
Total current assets	5,242,520	3,377,901

Property and equipment, net	264,290	273,263

Other assets
Long-term notes receivables, net of current portion	557,189	547,372
Long-term portion due from related parties, net of current portion	–	1,471,932
Deferred tax assets, long-term portion	227,915	222,423
Goodwill	6,409,150	6,257,112
Other assets	586,540	552,402
Total other assets	7,780,794	9,051,241
Total assets	$13,287,604	$12,702,405

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$2,104,782	$1,402,227
Deferred revenues	1,260,889	1,245,945
Current portion of notes payable	3,446,592	3,489,541
Notes payable to related parties	1,106,647	993,918
Convertible note payable	1,660,000	1,620,000
Taxes payable	501,918	612,102
Total current liabilities	10,080,828	9,363,733
Long-term portion of notes payable, net of current portion	1,079,000	1,174,500
Total liabilities	11,159,828	10,538,233

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding as of October 31, 2015 (unaudited) July 31, 2015	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 30,500,000 shares issued and outstanding as of October 31, 2015 (unaudited) and July 31, 2015	30,500	30,500
Additional paid-in capital	4,121,034	4,121,034
Accumulated other comprehensive income	492,087	439,265
Accumulated deficit	(2,740,135)	(2,645,873)
Total GPI stockholders' equity	1,903,586	1,945,026
Noncontrolling interest	224,190	219,146
Total stockholders' equity	2,127,776	2,164,172
Total liabilities and stockholders' equity	$13,287,604	$12,702,405

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	October 31,	October 31,
	2015	2014
	(Unaudited)	(Unaudited)

Net sales	$3,576,312	$4,603,164
Total revenues	3,576,312	4,603,164

Operating expenses:
Cost of sales	1,090,786	1,265,929
Depreciation expense	19,870	29,581
Advertising	52,633	301,138
Rent expense	210,107	217,137
Salaries and wages	1,245,933	1,386,680
Other general and administrative expenses	1,003,750	1,009,383
Total operating expenses	3,623,079	4,209,848

Income (loss) from operations	(46,767)	393,316

Other income (expense):
Other income	2,467	18,234
Gain on exchange	1,086	14,077
Interest income	2,792	3,730
Interest expense	(148,102)	(249,605)
Total other income (expense)	(141,757)	(213,564)

Net income (loss) before provision for income taxes	(188,524)	179,752
Provision for (benefit from) income taxes	(94,262)	89,876
Net income (loss)	$(94,262)	$89,876

Net income (loss) per share, basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding, basic and diluted	30,500,000	30,500,000

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended
	October 31,	October 31,
	2015	2014
	(Unaudited)	(Unaudited)

Net income (loss)	$(94,262)	$89,876
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	52,822	(137,219)
Total other comprehensive income (loss), net of tax	52,822	(137,219)
Comprehensive income (loss)	(41,440)	(47,343)
Comprehensive income (loss) attributable to noncontrolling interest	5,044	(16,263)
Comprehensive income (loss) attributable to GPI stockholders	$(36,396)	$(63,606)

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	October 31,	October 31,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(94,262)	$89,876
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,870	29,581

Changes in operating assets and liabilities:
Accounts receivable	(765,743)	9,360
Prepaid expenses and other current assets	(47,774)	73,439
Other assets	(20,553)	(10,472)
Accounts payable and accrued expenses	675,263	(422,100)
Deferred revenue	(15,820)	(51,457)
Taxes payable	(125,298)	20,670

Net cash used in operating activities	(374,317)	(261,103)

Cash flows from investing activities
Purchase of property and equipment	(4,150)	(39,480)
Proceeds (payments) for lending to related parties, net	588,085	(53,052)
Proceeds from collection of notes receivables	139,416	46,821
Payments for notes receivable lending	(124,351)	(118,688)
Net cash provided by (used in) investing activities	599,000	(164,399)

Cash flows from financing activities
Proceeds from notes payable	436	–
Payments on note payable	(254,046)	(1,251,582)

Net cash used in financing activities	(253,610)	(1,251,582)

Effect of exchange rate fluctuations on cash	1,484	(77,766)

Net change in cash	(27,443)	(1,754,850)
Cash, beginning of the period	75,778	1,882,272
Cash, end of the period	$48,335	$127,422

Supplemental disclosure of cash flow information:
Interest paid	$137,171	$334,205
Income taxes paid	$31,036	$69,206

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Organization

Grand Perfecta, Inc. (“Grand Perfecta”) was incorporated in the State of Nevada on March 25, 2002, as STI Holdings, Inc. (“STI”). On May 12, 2012, the Company completed an Agreement and Plan of Reorganization whereby it acquired 100% of the issued and outstanding shares of Link Bit Consulting Co, Ltd. (“LinkBit” or the “Company”), a Japanese corporation, for 25,000,000 common shares in a transaction accounted for as a recapitalization of LinkBit. Effective March 29, 2013, STI amended its Articles of Incorporation to change its name to Grand Perfecta, Inc. On May 27, 2013, the Company issued 272,668 shares in exchange for 100% of the issued and outstanding shares of Umajin Hong Kong Ltd. (“Umajin HK”), a Hong Kong corporation that maintains an office in Hong Kong. In August 2015, Grand Perfecta formed Sports Perfecta, Inc. (“Sports Perfecta”), as a California subsidiary to pursue development of a fantasy sports offering to horse racing fans. The operations of Grand Perfecta, LinkBit, Umajin HK, and Sports Perfecta are collectively referred to as the “Company.”

Nature of Business

The Company is engaged in the business of transmitting and providing horse racing information via various types of media, including multiple websites owned and operated by the wholly owned subsidiaries of LinkBit and Umajin HK.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of October 31, 2015, and for the three months ended October 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended October 31, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes for the years ended July 31, 2015 and 2014 included in the Company's Form 10-K filed on November 13, 2015.

Principals of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Grand Perfecta and its wholly-owned subsidiaries LinkBit, Umajin HK, and Sports Perfecta. All intercompany balances and transactions have been eliminated in consolidation. The Company has determined that two affiliated entities, Space Cultivation Mobile and Japan Horse Circle, which LinkBit conducts business with are variable interest entities and that the Company is the primary beneficiary of each entity. As a result, the Company has consolidated the accounts of these variable interest entities into the accompanying consolidated financial statements. As the Company does not have any ownership interest in these variable interest entities, the Company has allocated the contributed capital in these variable interest entities as a component of noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications.

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

The following rates were used to translate the accounts of LinkBit and Umajin HK into USD at the following balance sheet dates.

	Balance Sheet Dates
	October 31,	July 31,
	2015	2015

Japanese Yen to USD	0.0083	0.0081
Hong Kong Dollars to USD	0.1290	0.1290

The following rates were used to translate the accounts of LinkBit and Umajin HK into USD for the following operating periods.

	For the Three Months Ended
	October 31,	October 31,
	2015	2014

Japanese Yen to USD	0.0083	0.0094
Hong Kong Dollars to USD	0.1290	0.1290

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of October 31, 2015 (unaudited) or July 31, 2015.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of October 31, 2015 (unaudited) and July 31, 2015.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives once the individual assets are placed in service. Estimated useful lives for the assets are as follows.

Buildings and fixtures	8 - 43 years
Autos and trucks	2 - 6 years
Tools and equipment	4 - 10 years
Computer software	5 years

Intangible Assets

The Company’s intangible assets include goodwill, which represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, the Company conducted an analysis of the goodwill on its single reporting unit using the Company. As of July 31, 2015, the assessment for impairment found that there is no impairment of goodwill. The Company has no accumulated impairment losses on goodwill.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of assets identified during the year ended July 31, 2015 or during the three months ended October 31, 2015 (unaudited).

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

The Company has determined that the book value of its outstanding financial instruments as of October 31, 2015 (unaudited) and July 31, 2015 approximates the fair value.

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

The Company recognizes revenue on arrangements in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The majority of the Company’s revenue is generated by per-item sales. For all users, payment is received at the time of purchase. The Company recognizes revenue for per-item sales when the requested information is supplied to the user. For information packages that span a period of time, the Company recognizes revenue over the term of each package. Revenues are presented net of refunds, credits and known and estimated credit card chargebacks. The Company reports revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority. Rights to content purchased by customers in advance of the content being provided are recorded as deferred revenue.

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. During the three months ended October 31, 2015 and 2014, the Company had total options of 3,000,000, which were excluded from the computation of net income per share because they are anti-dilutive. During the three months ended October 31, 2015 and 2014, the Company had convertible notes convertible into 1,472,727 shares of common stock, which were excluded from the computation because they are anti-dilutive. As a result, the basic and diluted earnings per share were the same for each of the periods presented.

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

3.  PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consisted of the following.

	October 31,	July 31,
	2015	2015
	(Unaudited)

Buildings and fixtures	$268,598	$262,126
Autos and trucks	301,785	294,513
Tools and equipment	443,162	427,469
Computer software	1,315,917	1,284,209
Horses	24,070	24,454

	2,353,532	2,292,771

Less: accumulated depreciation	(2,089,242)	(2,019,508)

	$264,290	$273,263

4.  DUE FROM RELATED PARTIES

The total amounts due from related parties amounted to $1,508,276 (unaudited) and $1,959,784 as of October 31, 2015 and July 31, 2015, respectively, which represented borrowings made to a related party entity owned by one of the directors of the Company. Effective October 30, 2015, the Company entered into a Receivables Transfer Agreement with Europlus International (“EI”), in which the Company transferred $499,898 (JPY 60,228,650) of outstanding receivables due from the related party to EI in exchange for an account receivable of $494,899 (JPY 59,626,363) to be paid in three quarterly installments starting on January 31, 2016 and finishing on July 31, 2016.

The remaining balance outstanding as of October 31, 2015 earned interested at 0.48% per annum and was due in full on February 28, 2018. Subsequent to October 31, 2015, the Company settled the remaining balance outstanding (see Note 12).

5.  NOTES RECEIVABLE

The Company’s outstanding notes receivable consist of unsecured advances, including interest ranging from 0% to 8% per annum, payable in full on dates extending through 2039. As of October 31, 2015 and July 31, 2015, the Company had total outstanding notes receivable of $2,121,663 (unaudited) and $2,085,241, respectively. The portion of these outstanding notes receivables that were either due on demand or had scheduled due dates within one year amounted to $1,564,474 (unaudited) and $1,537,869 as of October 31, 2015 and July 31, 2015, respectively.

The future scheduled maturities of outstanding notes receivables as of October 31, 2015 based on contractual due dates are as follows.

Year Ended
July 31,

2016 (remainder of)	$1,564,474
2017	–
2018	–
2019	8,018
2020	16,301
Thereafter	532,870
Total	$2,121,663

6.  GOODWILL

The Company has recorded goodwill relating to the purchase of Media 21, Inc. in 2011, as well as the acquisition of Umajin HK on May 27, 2013. The following is a summary of the activity relating to goodwill for the three months ended October 31, 2015 (unaudited):

Balance as of July 31, 2015	$6,257,112
Foreign currency translation adjustment	152,038
Balance as of October 31, 2015 (unaudited)	$6,409,150

7.  NOTES PAYABLE

A summary of the Company’s outstanding notes payable is as follows:

	October 31,	July 31,
	2015	2015
	(Unaudited)

Unsecured notes payable originally issued on September 30, 2009 and November 30, 2010, due in full on November 30, 2015, bearing interest at 3.5% per annum due monthly.	$20,152	$39,658
Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly.	830,000	810,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly.	415,000	405,000
Unsecured note payable issued on July 23, 2013, due on July 5, 2016, bearing interest at 1.2% per annum due monthly.	105,742	136,728
Unsecured note payable issued on December 20, 2011, due on October 31, 2015, bearing interest at 15% per annum due monthly.	1,577,000	1,539,000
Unsecured note payable issued on June 28, 2013, due on October 31, 2015, bearing interest at 15% per annum due monthly.	166,000	162,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	830,000	931,500
Unsecured note payable resulting from the Company co-signing for debt of a vendor in 2010. The note is due on demand, bearing interest at 18% per annum due monthly.	282,200	348,300
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	249,000	243,000
Unsecured notes payable, non-interest bearing, due on demand	50,498	48,855
Total notes payable	4,525,592	4,664,041
Less: current portion of notes payable	3,446,592	3,489,541
Long-term portion of notes payable	$1,079,000	$1,174,500

Substantially all of the above outstanding notes payable are personally guaranteed by the Company’s Chief Executive Officer.

Future scheduled maturities of long-term debt are as follows:

Year Ended
July 31,

2016 (remainder of)	$3,446,592
2017	830,000
2018	249,000
Total	$4,525,592

8.  NOTES PAYABLE FROM RELATED PARTIES

As of October 31, 2015, the Company had an outstanding note payable balance due to its Chairman and CEO amounting to $935,459 and an outstanding note payable balance due to its President amounting to $171,188. The note payable balances are non-interest bearing and are due on demand.

9.  CONVERTIBLE NOTE PAYABLE

On March 5, 2015, the Company entered into a convertible note agreement for total principal borrowings of JPY 200,000,000 ($1,660,000 (unaudited) at October 31, 2015 and $1,620,000 at July 31, 2015). The amounts are due one year after the issuance of the note on March 5, 2015, and bear interest at a rate of 1% per annum. At the option of the debt holder, beginning 40 days after the issuance of the note, the debt holder may convert the outstanding balance of the note into shares of the Company’s common stock at a conversion rate equal to one share per JPY130.90 or $1.10 of outstanding principal and accrued interest.

The conversion feature associated with the convertible note payable created a derivative liability as of April 14, 2015, the date in which the note became convertible. The Company valued the derivative as of each subsequent reporting period using the Black-Scholes pricing model. The value at each of these dates amounted to $0. The assumptions used in the Black-Scholes model during the three months ended October 31, 2015 were as follows.

Three Months Ended
October 31,
2015
Expected life in years	0.35
Stock price volatility	40.4%
Risk-free interest rate	0.23%
Expected dividends	None
Forfeiture rate	NA

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

The Company had 100,000 shares of Series A Preferred Stock issued and outstanding as of October 31, 2015 and July 31, 2015.

Common Stock Transactions

The Company had no common stock issuances during the three months ended October 31, 2015 or 2014.

11.  RELATED PARTY TRANSACTIONS

As of October 31, 2015 (unaudited) and July 31, 2015, the Company had $1,508,276 and $1,959,784, respectively, of notes receivable due from related parties (see Note 4).

As of October 31, 2015, the Company had an outstanding note payable balance due to its Chairman and CEO amounting to $935,459 and an outstanding note payable balance due to its President amounting to $171,188 (see Note 8).

The Company pays a monthly fee to a related party entity owned by one of its directors for providing content. For the three months ended October 31, 2015 and 2014, the fee paid to the related party amounted to $303,540 and $341,071 respectively, and is included as a component of cost of sales in the accompanying consolidated statements of operations.

12.  SUBSEQUENT EVENTS

Effective November 2, 2015, the Company entered into a Note Payable and Satisfaction Agreement (the “Satisfaction Agreement”) with Umajin Co., Ltd. (“Umajin Japan”), a related party company owned by a director of the Company. The Company was the holder of a promissory note made by Umajin Japan in the principal amount of JPY 181,720,000 ($1,508,276 as of October 31, 2015). The promissory note was secured by 1,400,000 shares of the Company’s common stock, which were owned by Umajin Japan. Pursuant to the Satisfaction Agreement, Umajin Japan agreed to sell its shares of common stock to the Company, and the Company has agreed to release Umajin Japan from any further obligation due under the promissory note.

Concurrently with the Satisfaction Agreement the Company and Umajin Japan modified the service agreement between them effective November 1, 2015, to set the monthly fee payable by the Company to Umajin Japan for providing horserace information at 16 million yen per month (inclusive of consumption tax), and to set the monthly fee payable for providing horseracing related email magazine and web page content at 7 million yen per month (inclusive of consumption tax).

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited July 31, 2015, Consolidated Financial Statements and notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended July 31, 2015, previously filed with the Securities and Exchange Commission.

This document contains statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, which address activities, actions, goals, prospects, or new developments that we expect or anticipate will or may occur in the future, including such things as expansion and growth of our operations and other such matters are forward-looking statements. Any one or a combination of factors could materially affect our operations and financial condition. These factors include competitive pressures, success or failure of marketing programs, changes in pricing and availability of services and products offered to customers, availability of capital, and conditions in the capital markets. Forward-looking statements made by us are based on knowledge of our business and the environment in which we operate as of the date of this report. Because of the factors discussed in our most recent report on Form 10-K and factors disclosed in subsequent reports filed with the Securities and Exchange Commission, actual results may differ from those in the forward-looking statements.

As used in this "Management's Discussion and Analysis of Financial Condition and Results of Operation," except where the context otherwise requires, the term "we," "us," or "our" refers to the business of Grand Perfecta, Inc., and its wholly owned subsidiaries, LinkBit Consulting Co, Ltd. (“LinkBit”), Umajin Hong Kong Ltd. (“Umajin HK”), and Sports Perfecta, Inc. (“Sports Perfecta”).

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

Results of Operations for the Three Months Ended October 31, 2015 and 2014

The following are the results of our operations for the three months ended October 31, 2015 as compared to the three months ended October 31, 2014:

	For the Three Months Ended
	October 31,	October 31,
	2015	2014	$ Change

Net sales	$3,576,312	$4,603,164	$(1,026,852)
Total revenue	3,576,312	4,603,164	(1,026,852)

Operating Expenses:
Cost of sales	1,090,786	1,265,929	(175,143)
Depreciation expense	19,870	29,581	(9,711)
Advertising	52,633	301,138	(248,505)
Rent expense	210,107	217,137	(7,030)
Salaries and wages	1,245,933	1,386,680	(140,747)
Other general and administrative expenses	1,003,750	1,009,383	(5,633)
Total operating expenses	3,623,079	4,209,848	(586,769)

Income (loss) from operations	(46,767)	393,316	(440,083)

Other Income (Expense):
Other income (loss)	2,467	18,234	(15,767)
Gain (loss) on exchange	1,086	14,077	(12,991)
Interest income	2,792	3,730	(938)
Interest expense	(148,102)	(249,605)	101,503
Total other income (expense)	(141,757)	(213,564)	71,807

Net income (loss) before provision for income taxes	(188,524)	179,752	(368,276)
Provision for (benefit from) income taxes	(94,262)	89,876	(89,876)
Net income (loss)	$(94,262)	$89,876	$(278,400)

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales decreased during the three months ended October 31, 2015 as compared to the same period in 2014 in part due to a decline in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 12%. The decrease in our net sales relating to the decline in the exchange rate for the three months ended October 31, 2015, as compared to the same period in 2014 amounted to approximately $530,000. Net sales also decreased in part due to a decrease in sales of two services, or brands, during the three months ended October 2015 as compared to the same period last year.

Operating Expenses

Total operating expenses for the three months ended October 31, 2015 were $3,623,079, which represented a decrease of $586,769 as compared to the same period in 2014. Our operating expenses decreased during the three months ended October 31, 2015 as compared to the same period in 2014 in part due to a decline in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 12%. The total decrease in our operating expenses relating to the decline in the exchange rate for the three months ended October 31, 2015 as compared to the same period in 2014 amounted to approximately $500,000. In addition, our operating expenses also decreased due to a decrease in cost of sales from higher spending in the prior year due to content curation, as well as advertising costs resulting from a reduction in print advertising due to lower than expected response rates. These decreases were partially offset by an increase in salaries and wages expenses due to hiring of additional staff to manage expected increases in volume, as well as an increase to other general and administrative expenses for professional fees incurred in connection with our public filings.

Other Income/ (Expenses)

Total other expense for the three months ended October 31, 2015 amounted to $141,757, which decreased by $71,807 as compared to the same period in 2014. The decrease in other expenses is primarily due to a decrease in interest expense of $101,503 due to a reduction of the outstanding notes payable during the period.

Liquidity and Capital Resources

As of October 31, 2015, we had cash of $48,335 and a working capital deficit of $4,838,308 as compared to cash of $75,778 and a working capital deficit of $5,985,832 as at July 31, 2015. The decrease in cash as of October 31, 2015 was primarily the result of cash used in operations and to pay down outstanding notes payable during the period, offset by an increase in cash due to collection of notes receivable and amounts due from related parties.

We continue to have a significant working capital deficit that adversely affects our business by limiting the resources we have available to pursue the promotion of our information services and develop new service opportunities for potential customers. Historically we have relied on extensions of note payment due dates and new debt financing to repay note obligations as they came due in order to continue operations. Going forward we will continue to use extensions and new debt financing to address note obligations that come due, endeavor to gradually reduce obligations with cash flow provided by operations, and pursue over the next 12 months equity financing that we can apply to debt reduction and business development. Nevertheless, the shortage of working capital adversely affects our ability to develop, sponsor, or participate in activities that promote our information services to prospective customers and to develop new content, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities. There is no assurance that our plans for addressing our working capital shortages will be successful, and our failure to be reasonably successful should be expected to result in a significant contraction of our operations and potentially a failure of the business.

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended October 31, 2015 and 2014.

	For the Three Months Ended
	October 31,	October 31,
	2015	2014
Cash flows used in operating activities	$(374,317)	$(261,103)
Cash flows provided by (used in) investing activities	$599,000	$(164,399)
Cash flows used in financing activities	$(253,610)	$(1,251,582)

Net cash flows used in operating activities for the three months ended October 31, 2015 amounted to $374,317, compared to cash flows used in operating activities of $261,103 for the three months ended October 31, 2014. Net cash flows used in operating activities were higher during the three months ended October 31, 2015 due primarily to a net loss of $94,262, as compared to net income of $89,876 for the three months ended October 31, 2014.

Net cash provided by investing activities amounted to $599,000 for the three months ended October 31, 2015, compared to net cash used in investing activities of $164,399 for the three months ended October 31, 2014. The increase in cash flows provided by investing activities during the three months ended October 31, 2015 was due primarily to increased collections of notes receivables and amounts outstanding from related parties.

Net cash used in financing activities for the three months ended October 31, 2015 amounted to $253,610, compared to $1,251,582 for the three months ended October 31, 2014. The cash used in financing activities for each of these periods was primarily the result of paying down outstanding notes payable. The cash used in financing activities was higher during the three months ended October 31, 2014, as we paid down additional notes payable with higher interest rates in that period using proceeds from the sale of common stock in the previous fiscal year.

Description of Indebtedness

The following is a summary of our outstanding notes payable as of October 31, 2015 and July 31, 2015.

	October 31,	July 31,
	2015	2015
	(Unaudited)

Unsecured notes payable originally issued on September 30, 2009 and November 30, 2010, due in full on November 30, 2015, bearing interest at 3.5% per annum due monthly.	$20,152	$39,658
Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly.	830,000	810,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly.	415,000	405,000
Unsecured note payable issued on July 23, 2013, due on July 5, 2016, bearing interest at 1.2% per annum due monthly.	105,742	136,728
Unsecured note payable issued on December 20, 2011, due on October 31, 2015, bearing interest at 15% per annum due monthly.	1,577,000	1,539,000
Unsecured note payable issued on June 28, 2013, due on October 31, 2015, bearing interest at 15% per annum due monthly.	166,000	162,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	830,000	931,500
Unsecured note payable resulting from the Company co-signing for debt of a vendor in 2010. The note is due on demand, bearing interest at 18% per annum due monthly.	282,200	348,300
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	249,000	243,000
Unsecured notes payable, non-interest bearing, due on demand	50,498	48,855
Total notes payable	4,525,592	4,664,041
Less: current portion of notes payable	3,446,592	3,489,541
Long-term portion of notes payable	$1,079,000	$1,174,500

Of the $4,525,592 of total debt outstanding as of October 31, 2015, $3,446,592 is either due on demand or will become due during the year ended July 31, 2016, $830,000 will become due during the year ended July 31, 2017, and $249,000 will become due during the year ended July 31, 2018.

As of October 31, 2015, we also had an outstanding note payable balance due to our Chairman and CEO amounting to $935,459 and an outstanding note payable balance due to our President amounting to $171,188. The note payable balances are non-interest bearing and are due on demand.

On March 5, 2015, we entered into a convertible note agreement for total principal borrowings of $1,660,000 outstanding as of October 31, 2015. The amounts are due one year after the issuance of the note on March 5, 2015, and bear interest at a rate of 1% per annum. At the option of the debt holder, beginning 40 days after the issuance of the note, the debt holder may convert the outstanding balance of the note into shares of the Company’s common stock at a conversion rate equal to one share per $1.10 of outstanding principal and accrued interest.

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

Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management previously determined that the Company has a material weakness because of its lack of personnel on staff with significant understanding of GAAP and practical experience in the use and application of GAAP resulted in prior periods in failures to recognize, record, and otherwise account for financial events and relationships in accordance with GAAP. The Company proposes to remediate the material weakness by pursuing a search effort to recruit and employ the accounting personnel that have the knowledge, experience, and training in GAAP that will improve the Company’s ability to avoid GAAP errors in recording and accounting for its financial transactions, so the material weakness was not remediated as of October 31, 2015.

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

In connection with the preparation of this Report, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the identification of a material weakness in internal control over financial reporting described above, which we view as an integral part of our disclosure controls and procedures, our disclosure controls and procedures were not effective as of October 31, 2015. Nevertheless, based on a number of factors, including the management’s internal review of our processes and procedures, assistance of consultants on financial controls and reporting processes, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5 – OTHER INFORMATION

Effective November 2, 2015, the Company entered into a Note Payable and Satisfaction Agreement (the “Satisfaction Agreement”) with Umajin Co., Ltd. (“Umajin Japan”), a related party company owned by a director of the Company. The Company was the holder of a promissory note made by Umajin Japan in the principal amount of JPY 181,720,000 ($1,508,276 as of October 31, 2015). The promissory note was secured by 1,400,000 shares of the Company’s common stock, which were owned by Umajin Japan. Pursuant to the Satisfaction Agreement, Umajin Japan agreed to sell its shares of common stock to the Company, and the Company has agreed to release Umajin Japan from any further obligation due under the promissory note.

Concurrently with the Satisfaction Agreement the Company and Umajin Japan modified the service agreement between them effective November 1, 2015, to set the monthly fee payable by the Company to Umajin Japan for providing horserace information at 16 million yen per month (inclusive of consumption tax), and to set the monthly fee payable for providing horseracing related email magazine and web page content at 7 million yen per month (inclusive of consumption tax).

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Report:

Exhibit No.	Description

10.1	Note Payable and Satisfaction Agreement with an effective date of November 2, 2015

10.2	Service Agreement with an effective date of November 1, 2015

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAND PERFECTA, INC.

December 15, 2015	By:	/s/ Shuya Watanabe
Shuya Watanabe
Chief Executive Officer, (Principal Executive Officer)

December 15, 2015	By:	/s/ Masashi Takegaki
Masashi Takegaki
Chief Financial Officer (Principal Financial Officer)

