Form 10-Q
period 2016-01-31
Grand Perfecta, Inc.
filed 2016-03-16
CIK 1550053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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
YES    ☐       NO    ☒

As of March 16, 2016, 30,100,000 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

GRAND PERFECTA, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Consolidated Balance Sheets at January 31, 2016 (Unaudited) and July 31, 2015

Consolidated Statements of Operations (Unaudited) — Three and Six Months Ended January 31, 2016 and 2015

Consolidated Statements of Comprehensive Income (Unaudited) — Three and Six Months Ended January 31, 2016 and 2015

Consolidated Statements of Cash Flows (Unaudited) — Six Months Ended January 31, 2016 and 2015

Notes to Consolidated Financial Statements (Unaudited)

GRAND PERFECTA, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2016	2015
	(Unaudited)
Assets

Current assets
Cash	$57,057	$75,778
Accounts receivable, net	1,361,211	612,553
Due from related parties	–	487,852
Current portion of notes receivable	1,665,102	1,537,869
Deferred tax assets, current portion	310,506	303,024
Prepaid expenses and other current assets	458,157	360,825
Total current assets	3,852,033	3,377,901

Property and equipment, net	309,664	273,263

Other assets
Long-term notes receivables, net of current portion	553,467	547,372
Long-term portion due from related parties, net of current portion	–	1,471,932
Deferred tax assets, long-term portion	227,915	222,423
Goodwill	6,408,764	6,257,112
Other intangible assets, net	140,660	–
Other assets	595,116	552,402
Total other assets	7,925,922	9,051,241
Total assets	$12,087,619	$12,702,405

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$2,393,882	$1,402,227
Deferred revenues	1,170,415	1,245,945
Current portion of notes payable	3,304,582	3,489,541
Notes payable to related parties	1,081,747	993,918
Convertible note payable	1,660,000	1,620,000
Taxes payable	122,258	612,102
Total current liabilities	9,732,884	9,363,733
Long-term portion of notes payable, net of current portion	1,784,500	1,174,500
Total liabilities	11,517,384	10,538,233

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding as of January 31, 2016 (unaudited) and July 31, 2015	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 29,100,000 and 30,500,000 shares issued and outstanding as of January 31, 2016 (unaudited) and July 31, 2015, respectively	29,100	30,500
Additional paid-in capital	3,926,434	4,121,034
Common stock issuable	120,000	–
Accumulated other comprehensive income	508,505	439,265
Accumulated deficit	(4,238,078)	(2,645,873)
Total GPI stockholders' equity	346,061	1,945,026
Noncontrolling interest	224,174	219,146
Total stockholders' equity	570,235	2,164,172
Total liabilities and stockholders' equity	$12,087,619	$12,702,405

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$3,671,863	$4,908,922	$7,248,175	$9,512,086
Total revenues	3,671,863	4,908,922	7,248,175	9,512,086

Operating expenses:
Cost of sales	1,280,896	1,197,191	2,371,682	2,463,120
Depreciation and amortization expense	18,695	27,064	38,565	56,645
Advertising	45,512	152,706	98,145	453,844
Rent expense	212,706	199,521	422,813	416,658
Salaries and wages	1,238,098	1,373,603	2,484,031	2,760,283
Other general and administrative expenses	1,117,763	985,895	2,121,513	1,995,278
Total operating expenses	3,913,670	3,935,980	7,536,749	8,145,828

Income (loss) from operations	(241,807)	972,942	(288,574)	1,366,258

Other income (expense):
Loss on settlement of note receivable	(1,312,276)	–	(1,312,276)	–
Other income	10,664	21,846	13,131	40,080
Gain on exchange	5,992	10,513	7,078	24,590
Interest income	4,456	3,292	7,248	7,022
Interest expense	(150,669)	(206,782)	(298,771)	(456,387)
Total other income (expense)	(1,441,833)	(171,131)	(1,583,590)	(384,695)

Net income (loss) before provision for income taxes	(1,683,640)	801,811	(1,872,164)	981,563
Provision for (benefit from) income taxes	(185,682)	400,906	(279,944)	490,782
Net income (loss)	(1,497,958)	400,905	(1,592,220)	490,781
Less: net loss attributable to noncontrolling interest	(15)	–	(15)	–
Net income (loss) attributable to GPI	$(1,497,943)	$400,905	$(1,592,205)	$490,781

Net income (loss) per share, basic and diluted	$(0.05)	$0.01	$(0.05)	$0.02

Weighted average number of common shares outstanding, basic and diluted	29,130,435	30,500,000	29,815,217	30,500,000

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$(1,497,958)	$400,905	$(1,592,220)	$490,781
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	16,418	(21,463)	69,240	(158,682)
Total other comprehensive income (loss), net of tax	16,418	(21,463)	69,240	(158,682)
Comprehensive income (loss)	(1,481,540)	379,442	(1,522,980)	332,099
Comprehensive income (loss) attributable to noncontrolling interest	(31)	(18,974)	5,013	(35,237)
Comprehensive income (loss) attributable to GPI stockholders	$(1,481,571)	$360,468	$(1,517,967)	$296,862

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	January 31,	January 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(1,592,220)	$490,781
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,565	56,645
Loss on settlement of note receivable	1,312,276	–
Gain on bargain purchase of subsidiary	(10,830)	–
Share-based compensation	3,956	–

Changes in operating assets and liabilities:
Accounts receivable	(711,335)	(533,577)
Prepaid expenses and other current assets	34,781	(15,995)
Other assets	(29,104)	(5,002)
Accounts payable and accrued expenses	902,591	(830,696)
Deferred revenue	(106,294)	55,282
Taxes payable	(504,958)	336,949

Net cash used in operating activities	(662,572)	(445,613)

Cash flows from investing activities
Purchase of property and equipment	(65,971)	(10,800)
Proceeds from related party loans, net	563,185	380,903
Proceeds from collection of notes receivables	178,288	111,800
Acquisition of subsidiaries, net of cash acquired	(96,983)	–
Payments for notes receivable lending	(260,129)	(188,836)
Net cash provided by investing activities	318,390	293,067

Cash flows from financing activities
Proceeds from notes payable	830,436	–
Payments on note payable	(507,761)	(1,473,232)

Net cash provided by (used in) financing activities	322,675	(1,473,232)

Effect of exchange rate fluctuations on cash	2,786	(155,255)

Net change in cash	(18,721)	(1,781,033)
Cash, beginning of the period	75,778	1,882,272
Cash, end of the period	$57,057	$101,239

Supplemental disclosure of cash flow information:
Interest paid	$290,263	$456,387
Income taxes paid	$225,014	$153,833

Supplemental disclosure of non-cash investing and financing information:
Settlement of related party note receivable through exchange of stock	$(1,508,276)	$–
Decrease in common stock, par value, from settlement of related party note receivable	$(1,400)	$–
Decrease in additional paid-in capital from settlement of related party note receivable	$(194,600)	$–

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

On December 16, 2015, LinkBit acquired 100% of the outstanding shares of Basougu Shokuninkai Co., Ltd. (“Basougu”), a Japanese corporation (See Note 7). On January 7, 2016, Sports Perfecta acquired 100% of the outstanding stock of Just Mobile Sdn. Bhd. (“Just Mobile”), a Malaysian company (see Note 7). On January 20, 2016, Just Mobile changed its name to Sports Perfecta Technologies Sbn Bhd (“SPT”). The operations of Just Mobile are referred to as SPT after the acquisition date of January 7, 2016.

Nature of Business

The Company is engaged in the business of transmitting and providing horse racing information via various types of media, including multiple websites owned and operated by the wholly owned subsidiaries of LinkBit, Umajin HK and Sports Perfecta.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of January 31, 2016, and for the three and six months ended January 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended January 31, 2016 are not necessarily indicative of the results that may be expected for the entire year.

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

Liquidity and Capital Resources

As of January 31, 2016, we had cash of $57,057 and a working capital deficit of $5,880,851 as compared to cash of $75,778 and a working capital deficit of $5,985,832 as at July 31, 2015. The decrease in cash as of January 31, 2016 was primarily the result of cash used in operations and to pay down outstanding notes payable during the period, offset by an increase in cash due to collection of notes receivable and amounts due from related parties, as well as additional note payable borrowing.

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

Foreign Exchange

The Company’s primary operations are conducted in Japan and performed by its wholly owned subsidiaries LinkBit and Umajin HK. The Company also conducts operations through Sports Perfecta, and its Malaysian subsidiary SPT. LinkBit’s functional currency is the Japanese Yen and Umajin HK’s functional currency is the Hong Kong Dollar. SPT’s functional currency is the Malaysian Ringgit.

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

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD at the following balance sheet dates.

	Balance Sheet Dates
	January 31,	July 31,
	2016	2015

Japanese Yen to USD	0.0083	0.0081
Hong Kong Dollars to USD	0.1285	0.1290
Malaysian Ringgit to USD	0.2413	NA

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD for the following operating periods.

	For the Six Months Ended
	January 31,	January 31,
	2016	2015

Japanese Yen to USD	0.0083	0.0090
Hong Kong Dollars to USD	0.1289	0.1290
Malaysian Ringgit to USD	0.2347	NA

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of January 31, 2016 (unaudited) or July 31, 2015.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of January 31, 2016 (unaudited) and July 31, 2015.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives once the individual assets are placed in service. Estimated useful lives for the assets are as follows.

Buildings and fixtures	8 - 43 years
Autos and trucks	2 - 6 years
Tools and equipment	4 - 10 years
Computer software	5 years

Goodwill

The Company’s goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions.  Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level.  As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, the Company conducted an analysis of the goodwill on its single reporting unit using the Company. As of July 31, 2015, the assessment for impairment found that there is no impairment of goodwill. The Company has no accumulated impairment losses on goodwill.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of assets identified during the year ended July 31, 2015 or during the six months ended January 31, 2016 (unaudited).

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

The Company has determined that the book value of its outstanding financial instruments as of January 31, 2016 (unaudited) and July 31, 2015 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash, accounts receivable, notes receivable, and amounts due from related parties. The Company maintains its cash in banks located in Japan and Hong Kong in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers and note receivable holders. The Company has not experienced significant losses relating to these concentrations in the past, other than the $1,312,276 loss on settlement of note receivable that was recorded during the six months ended January 31, 2016 (See Note 4).

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. During the six months ended January 31, 2016 and 2015, the Company had total options of 3,000,000, which were excluded from the computation of net income per share because they are anti-dilutive. During the six months ended January 31, 2016 and 2015, the Company had convertible notes convertible into 1,472,727 shares of common stock, which were excluded from the computation because they are anti-dilutive. As a result, the basic and diluted earnings per share were the same for each of the periods presented.

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

3.  PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consisted of the following.

	January 31,	July 31,
	2016	2015
	(Unaudited)

Buildings and fixtures	$268,598	$262,126
Autos and trucks	301,785	294,513
Tools and equipment	453,108	427,469
Computer software	1,315,917	1,284,209
Construction in progress	51,875	–
Horses	24,070	24,454

	2,415,353	2,292,771

Less: accumulated depreciation	(2,105,689)	(2,019,508)

	$309,664	$273,263

Depreciation expense amounted to $16,448 and $27,064 for the three months ended January 31, 2016 and 2015, respectively. Depreciation amounted to $36,318 and $56,645 for the six months ended January 31, 2016 and 2015, respectively.

4.  DUE FROM RELATED PARTIES

The total amounts due from related parties amounted to $0 (unaudited) and $1,959,784 as of January 31, 2016 and July 31, 2015, respectively, which represented borrowings made to Umajin Co., Ltd. (“Umajin Japan”), a related party entity owned by one of the directors of the Company. Effective October 30, 2015, the Company entered into a Receivables Transfer Agreement with Europlus International (“EI”), in which the Company transferred $499,898 (JPY 60,228,650) of outstanding receivables due from Umajin Japan to EI in exchange for an account receivable of $494,899 (JPY 59,626,363) to be paid in three quarterly installments starting on January 31, 2016 and finishing on July 31, 2016.

Effective November 2, 2015, the Company entered into a Note Payable and Satisfaction Agreement (the “Satisfaction Agreement”) with Umajin Japan in order to settle the remaining receivable balance outstanding. The Company was the holder of a promissory note made by Umajin Japan in the principal amount of JPY 181,720,000 ($1,508,276 as of November 2, 2015). The promissory note was secured by 1,400,000 shares of the Company’s common stock, which were owned by Umajin Japan. Pursuant to the Satisfaction Agreement, Umajin Japan agreed to sell its shares of common stock to the Company, and the Company has agreed to release Umajin Japan from any further obligation due under the promissory note.  The fair value of the common stock sold to the Company amounted to $196,000. The difference between the fair value of the common stock and the outstanding balance of the note receivable amounted to $1,312,276, which was recorded as loss from settlement of note receivable in the accompanying consolidated statement of operations for the three and six months ended January 31, 2016.

5.  NOTES RECEIVABLE

The Company’s outstanding notes receivable consist of unsecured advances, including interest ranging from 0% to 8% per annum, payable in full on dates extending through 2039. As of January 31, 2016 and July 31, 2015, the Company had total outstanding notes receivable of $2,218,569 (unaudited) and $2,085,241, respectively. The portion of these outstanding notes receivables that were either due on demand or had scheduled due dates within one year amounted to $1,665,102 (unaudited) and $1,537,869 as of January 31, 2016 and July 31, 2015, respectively.

The future scheduled maturities of outstanding notes receivables as of January 31, 2016 based on contractual due dates are as follows.

Year Ended
July 31,

2016 (remainder of)	$1,665,102
2017	–
2018	–
2019	7,330
2020	15,426
Thereafter	530,711
Total	$2,218,569

6.  GOODWILL

The Company has recorded goodwill relating to the purchase of Media 21, Inc. in 2011, as well as the acquisition of Umajin HK on May 27, 2013. The following is a summary of the activity relating to goodwill for the six months ended January 31, 2016 (unaudited):

Balance as of July 31, 2015	$6,257,112
Foreign currency translation adjustment	151,652
Balance as of January 31, 2016 (unaudited)	$6,408,764

7.  ACQUISITIONS

On January 7, 2016, Sports Perfecta entered into a Share Purchase Agreement to acquire 100% of the outstanding shares of Just Mobile. The total aggregate purchase price for the outstanding shares of Just Mobile amounted to $200,000, of which $120,000 was paid on the closing date and the remaining $80,000 is due three months after the date of the agreement on April 7, 2016. The amount due to the sellers of Just Mobile is recorded as a component of accounts payable and accrued expenses in the accompanying consolidated balance sheet at January 31, 2016.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach.

The purchase price was allocated as follows as of the acquisition date:

Cash	$38,908
Accounts receivable	20,960
Other current assets	6,751
Intangible assets	134,476
Current liabilities	(1,095)
$200,000

Intangible assets acquired represent developed technology which has an estimated useful life of 4 years. Amortization expense for intangible assets for the three and six months ended January 31, 2016 amounted to $2,247. Estimated future amortization of intangible assets as of January 31, 2016 is as follows.

Year Ended
July 31,

2016 (remainder of)	$17,876
2017	35,753
2018	35,753
2019	35,753
2020	15,525
Total	$140,660

On December 16, 2015, the Company entered into a purchase agreement to acquire 100% of the outstanding shares of Basougu. The total purchase price for the outstanding shares of Basougu amounted to 2 million Japanese Yen ($16,400 on the purchase date). The fair value of the net assets acquired from Basougu amounted to $27,100 as of the acquisition date. As the fair value of the net assets was greater than the purchase price, the Company recorded a gain on the acquisition of Basougu of $10,700, which is reflected as a component of other income on the accompanying statements of operations for the three and six months ended January 31, 2016. There was no goodwill or other intangible assets acquired in connection with the purchase of Basougu.

8.  NOTES PAYABLE

A summary of the Company’s outstanding notes payable is as follows:

	January 31,	July 31,
	2016	2015
	(Unaudited)

Unsecured notes payable originally issued on September 30, 2009 and November 30, 2010, due in full on November 30, 2015, bearing interest at 3.5% per annum due monthly.	$–	$39,658
Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly.	830,000	810,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly.	415,000	405,000
Unsecured note payable issued on July 23, 2013, due on July 5, 2016, bearing interest at 1.2% per annum due monthly.	71,380	136,728
Unsecured note payable issued on December 20, 2011, due on October 31, 2015, bearing interest at 15% per annum due monthly.	1,577,000	1,539,000
Unsecured note payable issued on June 28, 2013, due on October 31, 2015, bearing interest at 15% per annum due monthly.	166,000	162,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	705,500	931,500
Unsecured note payable issued on December 18, 2015, due on February 29, 2019, bearing interest at 12% per annum due monthly.	830,000	–
Unsecured note payable resulting from the Company co-signing for debt of a vendor in 2010. The note is due on demand, bearing interest at 18% per annum due monthly.	207,500	348,300
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	249,000	243,000
Unsecured notes payable, non-interest bearing, due on demand	37,702	48,855
Total notes payable	5,089,082	4,664,041
Less: current portion of notes payable	3,304,582	3,489,541
Long-term portion of notes payable	$1,784,500	$1,174,500

Substantially all of the above outstanding notes payable are personally guaranteed by the Company’s Chief Executive Officer.

Future scheduled maturities of long-term debt are as follows:

Year Ended
July 31,

2016 (remainder of)	$3,304,582
2017	705,500
2018	249,000
2019	830,000
Total	$5,089,082

9.  NOTES PAYABLE TO RELATED PARTIES

As of January 31, 2016, the Company had an outstanding note payable balance due to its Chairman and CEO amounting to $910,559 and an outstanding note payable balance due to its President amounting to $171,188. The note payable balances are non-interest bearing and are due on demand.

10.  CONVERTIBLE NOTE PAYABLE

On March 5, 2015, the Company entered into a convertible note agreement for total principal borrowings of JPY 200,000,000 ($1,660,000 (unaudited) at January 31, 2016 and $1,620,000 at July 31, 2015). The amounts are due on March 5, 2016 and bear interest at a rate of 1% per annum. At the option of the debt holder, beginning 40 days after the issuance of the note, the debt holder may convert the outstanding balance of the note into shares of the Company’s common stock at a conversion rate equal to one share per JPY130.90 or $1.10 of outstanding principal and accrued interest.

The conversion feature associated with the convertible note payable created a derivative liability as of April 14, 2015, the date in which the note became convertible. The Company valued the derivative as of each subsequent reporting period using the Black-Scholes pricing model. The value at each of these dates amounted to $0. The assumptions used in the Black-Scholes model during the three months ended January 31, 2016 were as follows.

Six Months Ended
January 31,
2016

Expected life in years	0.09
Stock price volatility	41.1%
Risk-free interest rate	0.22%
Expected dividends	None
Forfeiture rate	NA

11.  STOCKHOLDERS’ EQUITY

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

The Company had 100,000 shares of Series A Preferred Stock issued and outstanding as of January 31, 2016 and July 31, 2015.

Common Stock Issuable

Effective January 25, 2016, the Company entered into a consulting agreement with an investor relations firm for a term of six months. Per the terms of the agreement, as compensation for the services to be provided, the Company is to issue 1,000,000 shares of its common stock within 14 days of the date of the agreement, which were fully vested on the date of the agreement. The Company issued the shares in connection with the agreement in February 2016. The total value of the shares as of the agreement date amounted to $120,000, which has been reflected as common stock issuable in the accompanying consolidated balance sheet as of January 31, 2016. The total value has been recorded as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheet and is being amortized over the life of the agreement.

12.  RELATED PARTY TRANSACTIONS

As of January 31, 2016 (unaudited) and July 31, 2015, the Company had $0 and $1,959,784, respectively, of notes receivable due from related parties (see Note 4).

As of January 31, 2016, the Company had an outstanding note payable balance due to its Chairman and CEO amounting to $910,559 and an outstanding note payable balance due to its President amounting to $171,188 (see Note 9).

Concurrently with the Satisfaction Agreement (see Note 4), the Company and Umajin Japan, a related party company owned by one of its directors, modified the service agreement between them effective November 1, 2015, to set the monthly fee payable by the Company to Umajin Japan for providing horserace information at 16 million Yen per month (inclusive of consumption tax), and to set the monthly fee payable for providing a horseracing related email magazine and web page content at 7 million Yen per month (inclusive of consumption tax).

The fee paid to Umajin Japan for the three months ended January 31, 2016 and 2015 amounted to $526,460 and $325,000, respectively. The fee paid to Umajin Japan for the six months ended January 31, 2016 and 2015 amounted to $830,000 and $650,000, respectively. The fees paid to Umajin Japan are included in cost of sales in the accompanying consolidated statements of operations.

13.  SUBSEQUENT EVENTS

On February 5, 2016, the Company entered into a Money Loan Agreement with Fuji Kigyo, Ltd. (“Fuji Kigyo”) pursuant to which Fuji Kigyo agreed to lend the Company $100 million Yen (approximately $860,000). The loan accrues interest at 12% per annum and is due monthly. Principal is repaid in 23 monthly installments of 3 million Yen beginning in February 2017, and a final installment of 31 million Yen in January 2019.

On February 8, 2016, the Company issued 1,000,000 shares of common stock in connection with a consulting agreement (see Note 11).

In February 2016, the Company made a payment of 30 million Yen (approximately $249,000) on the outstanding principal of the convertible note payable (see Note 10), and the holder has agreed to extend the maturity date for an additional 6 months. The revised maturity date is September 5, 2016.

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

Results of Operations for the Three Months Ended January 31, 2016 and 2015

The following are the results of our operations for the three months ended January 31, 2016 as compared to the three months ended January 31, 2015:

	For the Three Months Ended
	January 31,	January 31,
	2016	2015	$ Change

Net sales	$3,671,863	$4,908,922	$(1,237,059)
Total revenue	3,671,863	4,908,922	(1,237,059)

Operating Expenses:
Cost of sales	1,280,896	1,197,191	83,705
Depreciation and amortization expense	18,695	27,064	(8,369)
Advertising	45,512	152,706	(107,194)
Rent expense	212,706	199,521	13,185
Salaries and wages	1,238,098	1,373,603	(135,505)
Other general and administrative expenses	1,117,763	985,895	131,868
Total operating expenses	3,913,670	3,935,980	(22,310)

Income (loss) from operations	(241,807)	972,942	(1,214,749)

Other Income (Expense):
Loss on settlement of note receivable	(1,312,276)	–	(1,312,276)
Other income (loss)	10,664	21,846	(11,182)
Gain (loss) on exchange	5,992	10,513	(4,521)
Interest income	4,456	3,292	1,164
Interest expense	(150,669)	(206,782)	56,113
Total other income (expense)	(1,441,833)	(171,131)	(1,270,702)

Net income (loss) before provision for income taxes	(1,683,640)	801,811	(2,485,451)
Provision for (benefit from) income taxes	(185,682)	400,906	(586,588)
Net income (loss)	(1,497,958)	400,905	(1,898,863)
Less: net loss attributable to noncontrolling interest	(15)	–	(15)
Net income (loss) attributable to GPI	$(1,497,943)	$400,905	$(1,898,848)

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales decreased during the three months ended January 31, 2016 as compared to the same period in 2015 due to a decrease in sales of five services, or brands, during the three months ended January 31, 2016 as compared to the same period last year. We have been focusing on creating a new digital media to coincide with the reduced popularity of traditional paper media and advertising. We believe this will take time to penetrate our customer base and bring revenue growth.

Operating Expenses

Total operating expenses for the three months ended January 31, 2016 were $3,913,670 which represented an decrease of $22,310 as compared to the same period in 2015. Our operating expenses decreased due to a decrease in advertising costs resulting from a reduction in print advertising, as well as a decrease in salary expenses. These decreases were partially offset by an increase in other general and administrative expenses for professional fees incurred with our public filings.

Other Income/ (Expenses)

Total other expense for the three months ended January 31, 2016 amounted to $1,441,833, which increased by $1,270,702 as compared to the same period in 2015. The increase in other expenses is primarily due to a loss on the settlement of a note receivable of $1,312,276 from Umajin Japan, a related party entity owned by one of our directors. The increase in other expenses was partially offset by a decrease in interest expense of $56,113 due to a reduction of the outstanding notes payable as compared to the prior year.

Results of Operations for the Six Months Ended January 31, 2016 and 2015

The following are the results of our operations for the six months ended January 31, 2016 as compared to the six months ended January 31, 2015:

	For the Six Months Ended
	January 31,	January 31,
	2016	2015	$ Change

Net sales	$7,248,175	$9,512,086	$(2,263,911)
Total revenue	7,248,175	9,512,086	(2,263,911)

Operating Expenses:
Cost of sales	2,371,682	2,463,120	(91,438)
Depreciation and amortization expense	38,565	56,645	(18,080)
Advertising	98,145	453,844	(355,699)
Rent expense	422,813	416,658	6,155
Salaries and wages	2,484,031	2,760,283	(276,252)
Other general and administrative expenses	2,121,513	1,995,278	126,235
Total operating expenses	7,536,749	8,145,828	(609,079)

Income (loss) from operations	(288,574)	1,366,258	(1,654,832)

Other Income (Expense):
Loss on settlement of note receivable	(1,312,276)	–	(1,312,276)
Other income (loss)	13,131	40,080	(26,949)
Gain (loss) on exchange	7,078	24,590	(17,512)
Interest income	7,248	7,022	226
Interest expense	(298,771)	(456,387)	157,616
Total other income (expense)	(1,583,590)	(384,695)	(1,198,895)

Net income (loss) before provision for income taxes	(1,872,164)	981,563	(2,853,727)
Provision for (benefit from) income taxes	(279,944)	490,782	(770,726)
Net income (loss)	(1,592,220)	490,781	(2,083,001)
Less: net loss attributable to noncontrolling interest	(15)	–	(15)
Net income (loss) attributable to GPI	$(1,592,205)	$490,781	$(2,082,986)

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales decreased during the six months ended January 31, 2016 as compared to the same period in 2015 in part due to a decline in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 7%. The decrease in our net sales relating to the decline in the exchange rate for the six months ended January 31, 2016, as compared to the same period in 2015 amounted to approximately $700,000. Net sales also decreased in part due to a decrease in sales of five services, or brands, during the three months ended January 31, 2016 as compared to the same period last year. We have been focusing on creating a new digital media to coincide with the reduced popularity of traditional paper media and advertising. We believe this will take time to penetrate our customer base and bring revenue growth.

Operating Expenses

Total operating expenses for the six months ended January 31, 2016 were $7,536,749, which represented an decrease of $609,079 as compared to the same period in 2015. Our operating expenses decreased partially due to a decline in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 7%. In addition, our operating expenses also decreased due to a decrease in advertising costs resulting from a reduction in print advertising due to lower than expected response rates. These decreases were partially offset by an increase to other general and administrative expenses for professional fees incurred in connection with our public filings.

Other Income/ (Expenses)

Total other expense for the six months ended January 31, 2016 amounted to $1,583,590, which increased by $1,198,895 as compared to the same period in 2015. The increase in other expenses is primarily due to a loss on the settlement of a note receivable of $1,312,276 from Umajin Japan, a related party entity owned by one of our directors. The increase in other expenses was partially offset by a decrease in interest expense of $157,616 due to a reduction of the outstanding notes payable as compared to the prior year.

Liquidity and Capital Resources

As of January 31, 2016, we had cash of $57,057 and a working capital deficit of $5,880,851 as compared to cash of $75,778 and a working capital deficit of $5,985,832 as at July 31, 2015. The decrease in cash as of January 31, 2016 was primarily the result of cash used in operations and to pay down outstanding notes payable during the period, offset by an increase in cash due to collection of notes receivable and amounts due from related parties, as well as additional note payable borrowing.

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

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended January 31, 2016 and 2015.

	January 31,	January 31,
	2016	2015
Cash flows used in operating activities	$(662,572)	$(445,613)
Cash flows provided by investing activities	$318,390	$293,067
Cash flows provided by (used in) financing activities	$322,675	$(1,473,232)

Net cash flows used in operating activities for the six months ended January 31, 2016 amounted to $662,572, compared to cash flows used in operating activities of $445,613 for the six months ended January 31, 2015. Net cash flows used in operating activities for the six months ended January 31, 2016 were higher primarily due to a net loss of $1,592,220, offset by non-cash expenses of $1,354,797. During the six months ended January 31, 2015, we had a net income of $490,781.

Net cash provided by investing activities amounted to $318,390 for the six months ended January 31, 2016, compared to net cash provided by investing activities of $293,067 for the six months ended January 31, 2015. During the six months ended January 31, 2016, our cash provided by investing activities was primarily due to collections of note receivables and amounts outstanding from related parties totaling $741,473, offset by payments for note receivable lending of $260,129, net cash used for the acquisition of subsidiaries of $96,983, and purchases of property and equipment of $65,971. During the six months ended January 31, 2015, our cash provided by investing activities was lower primarily due to lower collections of note receivables and amounts outstanding from related parties during the period.

Net cash provided by financing activities for the six months ended January 31, 2016 amounted to $322,675, compared to cash used in financing activities of $1,473,232 for the six months ended January 31, 2015. The cash provided from financing activities for the six months ended January 31, 2016 was due to proceeds from additional notes payable borrowing of $830,436, offset by payments on outstanding notes payable of $507,761. During the six months ended January 31, 2015, we made payments on outstanding notes payable of $1,473,232 and we had no additional borrowing during the period.

Description of Indebtedness

The following is a summary of our outstanding notes payable as of January 31, 2016 and July 31, 2015.

	January 31,	July 31,
	2016	2015
	(Unaudited)

Unsecured notes payable originally issued on September 30, 2009 and November 30, 2010, due in full on November 30, 2015, bearing interest at 3.5% per annum due monthly.	$–	$39,658
Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly.	830,000	810,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly.	415,000	405,000
Unsecured note payable issued on July 23, 2013, due on July 5, 2016, bearing interest at 1.2% per annum due monthly.	71,380	136,728
Unsecured note payable issued on December 20, 2011, due on October 31, 2015, bearing interest at 15% per annum due monthly.	1,577,000	1,539,000
Unsecured note payable issued on June 28, 2013, due on October 31, 2015, bearing interest at 15% per annum due monthly.	166,000	162,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	705,500	931,500
Unsecured note payable issued on December 18, 2015, due on February 29, 2019, bearing interest at 12% per annum due monthly.	830,000	–
Unsecured note payable resulting from the Company co-signing for debt of a vendor in 2010. The note is due on demand, bearing interest at 18% per annum due monthly.	207,500	348,300
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	249,000	243,000
Unsecured notes payable, non-interest bearing, due on demand	37,702	48,855
Total notes payable	5,089,082	4,664,041
Less: current portion of notes payable	3,304,582	3,489,541
Long-term portion of notes payable	$1,784,500	$1,174,500

Of the $5,089,082 of total debt outstanding as of January 31, 2016, $3,304,582 is either due on demand or will become due during the year ended July 31, 2016, $705,500 will become due during the year ended July 31, 2017, $249,000 will become due during the year ended July 31, 2018, and $830,000 is due during the year ended July 31, 2019.

As of January 31, 2016, we also had an outstanding note payable balance due to our Chairman and CEO amounting to $910,559 and an outstanding note payable balance due to our President amounting to $171,188. The note payable balances are non-interest bearing and are due on demand.

On March 5, 2015, we entered into a convertible note agreement for total principal borrowings of $1,660,000 outstanding as of January 31, 2016. The amounts are due on March 5, 2016, and bear interest at a rate of 1% per annum. At the option of the debt holder, beginning 40 days after the issuance of the note, the debt holder may convert the outstanding balance of the note into shares of the Company’s common stock at a conversion rate equal to one share per $1.10 of outstanding principal and accrued interest. Subsequent to January 31, 2016, the note holder has agreed to extend the due date for six months. The new maturity date of the convertible note is September 5, 2016.

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

Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management previously determined that the Company has a material weakness because of its lack of personnel on staff with significant understanding of GAAP and practical experience in the use and application of GAAP resulted in prior periods in failures to recognize, record, and otherwise account for financial events and relationships in accordance with GAAP. The Company proposes to remediate the material weakness by pursuing a search effort to recruit and employ the accounting personnel that have the knowledge, experience, and training in GAAP that will improve the Company’s ability to avoid GAAP errors in recording and accounting for its financial transactions, so the material weakness was not remediated as of January 31, 2016.

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

In connection with the preparation of this Report, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the identification of a material weakness in internal control over financial reporting described above, which we view as an integral part of our disclosure controls and procedures, our disclosure controls and procedures were not effective as of January 31, 2016. Nevertheless, based on a number of factors, including the management’s internal review of our processes and procedures, assistance of consultants on financial controls and reporting processes, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 8, 2016, the Company issued 1,000,000 shares of restricted common stock with a value of $120,000 to LP Funding, LLC, (DBA LPF Communications) as payment for services under a consulting agreement for public and investor relations services. The shares were issued to the consultant in reliance on the exemption set forth in Section 4(a)(2) of the Securities Act of 1933, and on the basis of its representation that it is an “accredited investor” as defined in Rule 501 of Regulation D.

ITEM 5 – OTHER INFORMATION

On February 5, 2016, Link Bit Consulting Co., Ltd., the wholly-owned subsidiary of Grand Perfecta, Inc. (together with Link Bit Consulting Co., Ltd., “Grand Perfecta” or the “Company”) entered into a Money Loan Agreement with Fuji Kigyo Co., Ltd. (“Fuji Kigyo”), pursuant to which Fuji Kigyo agreed to lend to the Company JPY 100,000,000 (approximately US$860,000). Under the terms of the Money Loan Agreement, interest accrues on the unpaid principal at the rate of 12% per annum and is payable monthly. Principal is repaid in 23 equal monthly installments of JPY 3,000,000 beginning the last day of February 2017, and a final installment of JPY 31,000,000 at the end of January 2019. This borrowing is in addition to the JPY 100,000,000 loan made by Fuji Kigyo to the Company pursuant to the Money Loan Agreement dated December 18, 2015.

On March 14, 2016, the board of directors of the Company adopted resolutions decreasing the monthly compensation payable to our Chief Executive Officer and Chief Operations Officer, effective the next payment date on March 25, 2016.

Monthly compensation for Shuya Watanabe, our Chief Executive Officer will decrease from 7,500,000 Japanese Yen to 5,000,000 Japanese Yen.

Monthly compensation for Takashi Ozawa, our President and Chief Operations Officer will decrease from 6,500,000 Japanese Yen to 5,000,000 Japanese Yen.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Report:

Exhibit No.	Description

10.1	Note Payable and Satisfaction Agreement with an effective date of November 2, 2015 *

10.2	Service Agreement with an effective date of November 1, 2015 *

10.3	Money Loan Agreement between Fuji Kigyo Co., Ltd., and Link Bit Consulting Co., Ltd., dated December 18, 2015

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* These documents were filed as exhibits to the quarterly report on Form 10-Q for the period ended October 31, 2015, filed with the Securities and Exchange Commission on December 15, 2015, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAND PERFECTA, INC.

March 16, 2016	By:	/s/ Shuya Watanabe
Shuya Watanabe
Chief Executive Officer, (Principal Executive Officer)

March 16, 2016	By:	/s/ Masashi Takegaki
Masashi Takegaki
Chief Financial Officer (Principal Financial Officer)

