Form 10-Q
period 2016-04-30
Grand Perfecta, Inc.
filed 2016-06-14
CIK 1550053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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
YES    ☐       NO    ☒

As of June 14, 2016, 30,100,000 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

GRAND PERFECTA, INC.

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Consolidated Balance Sheets at April 30, 2016 (Unaudited) and July 31, 2015

Consolidated Statements of Operations (Unaudited) — Three and Nine Months Ended April 30, 2016 and 2015

Consolidated Statements of Comprehensive Income (Unaudited) — Three and Nine Months Ended April 30, 2016 and 2015

Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended April 30, 2016 and 2015

Notes to Consolidated Financial Statements (Unaudited)

GRAND PERFECTA, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2016	2015
	(Unaudited)
Assets

Current assets
Cash	$37,480	$75,778
Accounts receivable, net	1,342,033	612,553
Due from related parties	–	487,852
Current portion of notes receivable	1,969,331	1,537,869
Deferred tax assets, current portion	351,657	303,024
Prepaid expenses and other current assets	661,645	360,825
Total current assets	4,362,146	3,377,901

Property and equipment, net	304,340	273,263

Other assets
Long-term notes receivables, net of current portion	622,541	547,372
Long-term portion due from related parties, net of current portion	–	1,471,932
Deferred tax assets, long-term portion	258,121	222,423
Goodwill	7,245,281	6,257,112
Other intangible assets, net	139,309	–
Other assets	683,022	552,402
Total other assets	8,948,274	9,051,241
Total assets	$13,614,760	$12,702,405

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable and accrued expenses	$2,778,130	$1,402,227
Deferred revenues	1,386,213	1,245,945
Current portion of notes payable	3,731,823	3,489,541
Notes payable to related parties	1,178,110	993,918
Convertible note payable	1,598,000	1,620,000
Taxes payable	–	612,102
Total current liabilities	10,672,276	9,363,733
Long-term portion of notes payable, net of current portion	2,735,400	1,174,500
Total liabilities	13,407,676	10,538,233

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding as of April 30, 2015 (unaudited) and July 31, 2015, respectively	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 30,100,000 and 30,500,000 shares issued and outstanding as of April 30, 2016 (unaudited) and July 31, 2015, respectively	30,100	30,500
Additional paid-in capital	4,045,434	4,121,034
Accumulated other comprehensive income	490,152	439,265
Accumulated deficit	(4,612,565)	(2,645,873)
Total GPI stockholders' equity	(46,779)	1,945,026
Noncontrolling interest	253,863	219,146
Total stockholders' equity	207,084	2,164,172
Total liabilities and stockholders' equity	$13,614,760	$12,702,405

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$3,557,795	$4,305,535	$10,805,970	$13,817,621
Total revenues	3,557,795	4,305,535	10,805,970	13,817,621

Operating expenses:
Cost of sales	1,397,181	1,047,822	3,768,863	3,510,942
Depreciation and amortization expense	27,093	26,435	65,658	83,080
Advertising	35,806	181,612	133,951	635,456
Rent expense	227,656	195,368	650,469	612,026
Salaries and wages	1,222,401	1,435,301	3,706,432	4,195,584
Other general and administrative expenses	1,236,321	1,037,592	3,357,834	3,032,870
Total operating expenses	4,146,458	3,924,130	11,683,207	12,069,958

Income (loss) from operations	(588,663)	381,405	(877,237)	1,747,663

Other income (expense):
Loss on settlement of note receivable	–	–	(1,312,276)	–
Other income	17,761	21,941	30,892	62,021
Gain on exchange	1,564	6,872	8,642	31,462
Interest income	1,223	2,932	8,471	9,954
Interest expense	(180,908)	(187,053)	(479,679)	(643,440)
Total other income (expense)	(160,360)	(155,308)	(1,743,950)	(540,003)

Net income (loss) before provision for income taxes	(749,023)	226,097	(2,621,187)	1,207,660
Provision for (benefit from) income taxes	(374,512)	114,597	(654,456)	605,379
Net income (loss)	(374,511)	111,500	(1,966,731)	602,281
Less: net loss attributable to noncontrolling interest	(24)	(324)	(39)	(324)
Net income (loss) attributable to GPI	$(374,487)	$111,824	$(1,966,692)	$602,605

Net income (loss) per share, basic and diluted	$(0.01)	$0.00	$(0.07)	$0.02

Weighted average number of common shares outstanding, basic and diluted	30,011,111	30,500,000	29,879,562	30,500,000

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended		For the Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$(374,511)	$111,500	$(1,966,731)	$602,281
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(18,353)	(77,692)	50,887	(236,374)
Total other comprehensive income (loss), net of tax	(18,353)	(77,692)	50,887	(236,374)
Comprehensive income (loss)	(392,864)	33,808	(1,915,844)	365,907
Comprehensive income (loss) attributable to noncontrolling interest	29,665	(2,710)	34,678	(37,947)
Comprehensive income (loss) attributable to GPI stockholders	$(363,199)	$31,098	$(1,881,166)	$327,960

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	April 30,	April 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(1,966,731)	$602,281
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,658	83,080
Loss on settlement of note receivable	1,312,276	–
Gain on bargain purchase of subsidiary	(11,091)	–
Gain on sale of property and equipment	(7,042)	–
Share-based compensation	64,822	–

Changes in operating assets and liabilities:
Accounts receivable	(550,007)	(340,175)
Prepaid expenses and other current assets	(154,884)	(23,237)
Other assets	(38,231)	(8,882)
Accounts payable and accrued expenses	1,071,758	(699,263)
Deferred revenue	(53,982)	(30,829)
Taxes payable	(642,329)	454,537

Net cash provided by (used in) operating activities	(909,783)	37,512

Cash flows from investing activities
Purchase of property and equipment	(67,561)	(41,802)
Proceeds from sale of property and equipment	31,692	–
Proceeds for lending to related parties, net	534,256	372,339
Proceeds from collection of notes receivables	234,966	835,350
Acquisition of subsidiaries, net of cash acquired	(175,925)	–
Payments for notes receivable lending	(390,464)	(971,580)
Net cash provided by investing activities	166,964	194,307

Cash flows from financing activities
Proceeds from notes payable	1,700,447	1,391
Proceeds from convertible notes payable	–	1,760,000
Payments of convertible notes payable	(255,000)	–
Payments of notes payable	(746,790)	(3,491,663)

Net cash provided by (used in) financing activities	698,657	(1,730,272)

Effect of exchange rate fluctuations on cash	5,864	(196,831)

Net change in cash	(38,298)	(1,695,284)
Cash, beginning of the period	75,778	1,882,272
Cash, end of the period	$37,480	$186,988

Supplemental disclosure of cash flow information:
Interest paid	$458,444	$643,440
Income taxes paid	$550,014	$150,841

Supplemental disclosure of non-cash investing and financing information:
Settlement of related party note receivable through exchange of stock	$(1,508,276)	$–
Decrease in common stock, par value, from settlement of related party note receivable	$(1,400)	$–
Decrease in additional paid-in capital from settlement of related party note receivable	$(194,600)	$–

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of April 30, 2016, and for the three and nine months ended April 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended April 30, 2016 are not necessarily indicative of the results that may be expected for the entire year.

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

Liquidity and Capital Resources

As of April 30, 2016, we had cash of $37,480 and a working capital deficit of $6,310,130 as compared to cash of $75,778 and a working capital deficit of $5,985,832 as at July 31, 2015. The decrease in cash as of April 30, 2016 was primarily the result of cash used in operations and to pay down outstanding notes payable during the period, offset by an increase in cash due to collection of notes receivable and amounts due from related parties, as well as additional note payable borrowing.

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

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD at the following balance sheet dates.

	Balance Sheet Dates
	April 30,	July 31,
	2016	2015

Japanese Yen to USD	0.0094	0.0081
Hong Kong Dollars to USD	0.1289	0.1290
Malaysian Ringgit to USD	0.2552	NA

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD for the following operating periods.

	For the Nine Months Ended
	April 30,	April 30,
	2016	2015

Japanese Yen to USD	0.0085	0.0088
Hong Kong Dollars to USD	0.1289	0.1290
Malaysian Ringgit to USD	0.2392	NA

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of April 30, 2016 (unaudited) or July 31, 2015.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of April 30, 2016 (unaudited) and July 31, 2015.

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

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of assets identified during the year ended July 31, 2015 or during the nine months ended April 30, 2016 (unaudited).

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

The Company has determined that the book value of its outstanding financial instruments as of April 30, 2016 (unaudited) and July 31, 2015 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash, accounts receivable, notes receivable, and amounts due from related parties. The Company maintains its cash in banks located in Japan and Hong Kong in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers and note receivable holders. The Company has not experienced significant losses relating to these concentrations in the past, other than the $1,312,276 loss on settlement of note receivable that was recorded during the nine months ended April 30, 2016 (See Note 4).

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. During the nine months ended April 30, 2016 and 2015, the Company had total options of 3,000,000, which were excluded from the computation of net income per share because they are anti-dilutive. During the nine months ended April 30, 2016 and 2015, the Company had convertible notes convertible into 1,452,727 shares of common stock, which were excluded from the computation because they are anti-dilutive. As a result, the basic and diluted earnings per share were the same for each of the periods presented.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU No. 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The standard will take effect for fiscal years and interim periods within those fiscal years beginning after December 15, 2018 with earlier adoption permitted. The Company is assessing the impact of adopting ASU No. 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 ("ASU 2016-09"), Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted.  The Company is assessing the impact of adopting ASU No. 2016-09 on our consolidated financial statements.

3.  PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consisted of the following.

	April 30,	July 31,
	2016	2015
	(Unaudited)

Buildings and fixtures	$304,195	$262,126
Autos and trucks	341,780	294,513
Tools and equipment	513,158	427,469
Computer software	1,490,316	1,284,209
Contruction in progress	58,750	–
Horses	–	24,454
	2,708,199	2,292,771

Less: accumulated depreciation	(2,403,859)	(2,019,508)

	$304,340	$273,263

Depreciation expense amounted to $18,149 and $26,435 for the three months ended April 30, 2016 and 2015, respectively. Depreciation amounted to $54,467 and $83,080 for the nine months ended April 30, 2016 and 2015, respectively.

4.  DUE FROM RELATED PARTIES

The total amounts due from related parties amounted to $0 (unaudited) and $1,959,784 as of April 30, 2016 and July 31, 2015, respectively, which represented borrowings made to Umajin Co., Ltd. (“Umajin Japan”), a related party entity owned by one of the directors of the Company. Effective October 30, 2015, the Company entered into a Receivables Transfer Agreement with Europlus International (“EI”), in which the Company transferred $499,898 (JPY 60,228,650) of outstanding receivables due from Umajin Japan to EI in exchange for an account receivable of $494,899 (JPY 59,626,363) to be paid in three quarterly installments starting on January 31, 2016 and finishing on July 31, 2016.

Effective November 2, 2015, the Company entered into a Note Payable and Satisfaction Agreement (the “Satisfaction Agreement”) with Umajin Japan in order to settle the remaining receivable balance outstanding. The Company was the holder of a promissory note made by Umajin Japan in the principal amount of JPY 181,720,000 ($1,508,276 as of November 2, 2015). The promissory note was secured by 1,400,000 shares of the Company’s common stock, which were owned by Umajin Japan. Pursuant to the Satisfaction Agreement, Umajin Japan agreed to sell its shares of common stock to the Company, and the Company has agreed to release Umajin Japan from any further obligation due under the promissory note.  The fair value of the common stock sold to the Company amounted to $196,000. The difference between the fair value of the common stock and the outstanding balance of the note receivable amounted to $1,312,276, which was recorded as loss from settlement of note receivable in the accompanying consolidated statement of operations for the nine months ended April 30, 2016.

5.  NOTES RECEIVABLE

The Company’s outstanding notes receivable consist of unsecured advances, including interest ranging from 0% to 8% per annum, payable in full on dates extending through 2039. As of April 30, 2016 and July 31, 2015, the Company had total outstanding notes receivable of $2,591,872 (unaudited) and $2,085,241, respectively. The portion of these outstanding notes receivables that were either due on demand or had scheduled due dates within one year amounted to $1,969,331 (unaudited) and $1,537,869 as of April 30, 2016 and July 31, 2015, respectively.

The future scheduled maturities of outstanding notes receivables as of April 30, 2016 based on contractual due dates are as follows.

Year Ended
July 31,

2016 (remainder of)	$1,969,331
2017	–
2018	–
2019	7,516
2020	16,471
Thereafter	598,554
Total	$2,591,872

6.  GOODWILL

The Company has recorded goodwill relating to the purchase of Media 21, Inc. in 2011, as well as the acquisition of Umajin HK on May 27, 2013. The following is a summary of the activity relating to goodwill for the nine months ended April 30, 2016 (unaudited):

Balance as of July 31, 2015	$6,257,112
Foreign currency translation adjustment	988,169
Balance as of April 30, 2016 (unaudited)	$7,245,281

7.  ACQUISITIONS

On January 7, 2016, Sports Perfecta entered into a Share Purchase Agreement to acquire 100% of the outstanding shares of Just Mobile. The total aggregate purchase price for the outstanding shares of Just Mobile amounted to $200,000, of which $120,000 was paid on the closing date and the remaining $80,000 was paid in April 2016.

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
$200,000

Intangible assets acquired represent developed technology which has an estimated useful life of 4 years. Amortization expense for intangible assets for the three and nine months ended April 30, 2016 amounted to $8,944 and $11,191, respectively. Estimated future amortization of intangible assets as of April 30, 2016 is as follows.

Year Ended
July 31,

2016 (remainder of)	$9,453
2017	37,812
2018	37,812
2019	37,812
2020	16,420
Total	$139,309

On December 16, 2015, the Company entered into a purchase agreement to acquire 100% of the outstanding shares of Basougu. The total purchase price for the outstanding shares of Basougu amounted to 2 million Japanese Yen ($16,400 on the purchase date). The fair value of the net assets acquired from Basougu amounted to $27,100 as of the acquisition date. As the fair value of the net assets was greater than the purchase price, the Company recorded a gain on the acquisition of Basougu of $10,700, which is reflected as a component of other income on the accompanying statements of operations for the nine months ended April 30, 2016. There was no goodwill or other intangible assets acquired in connection with the purchase of Basougu.

8.  NOTES PAYABLE

A summary of the Company’s outstanding notes payable is as follows:

	April 30,	July 31,
	2016	2015
	(Unaudited)

Unsecured notes payable originally issued on September 30, 2009 and November 30, 2010, due in full on November 30, 2015, bearing interest at 3.5% per annum due monthly.	$–	$39,658
Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly.	940,000	810,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly.	470,000	405,000
Unsecured note payable issued on July 23, 2013, due on July 5, 2016, bearing interest at 1.2% per annum due monthly.	41,924	136,728
Unsecured note payable issued on December 20, 2011, due on October 31, 2015, bearing interest at 15% per annum due monthly.	1,786,000	1,539,000
Unsecured note payable issued on June 28, 2013, due on October 31, 2015, bearing interest at 15% per annum due monthly.	188,000	162,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	658,000	931,500
Unsecured note payable issued on December 18, 2015, due on February 29, 2019, bearing interest at 12% per annum due monthly.	940,000	–
Unsecured note payable issued on February 5, 2016, due in 23 installments of JPY 3,000,000 beginning in February 2016 and a final installment of JPY 31,000,000 in January 2019, bearing interest at 12% per annum due monthly.	940,000	–
Unsecured note payable resulting from the Company co-signing for debt of a vendor in 2010. The note is due on demand, bearing interest at 18% per annum due monthly.	178,600	348,300
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	282,000	243,000
Unsecured notes payable, non-interest bearing, due on demand	42,699	48,855
Total notes payable	6,467,223	4,664,041
Less: current portion of notes payable	3,731,823	3,489,541
Long-term portion of notes payable	$2,735,400	$1,174,500

Substantially all of the above outstanding notes payable are personally guaranteed by the Company’s Chief Executive Officer.

Future scheduled maturities of notes payable are as follows:

Year Ended
July 31,

2016 (remainder of)	$3,647,223
2017	827,200
2018	620,400
2019	1,372,400
Total	$6,467,223

9.  NOTES PAYABLE TO RELATED PARTIES

As of April 30, 2016 and July 31, 2015, the Company had outstanding note payable balances due to its Chairman and CEO amounting to $984,235 and $831,918, respectively, and outstanding note payable balances due to its President amounting to $193,875 and $162,000, respectively. The note payable balances are non-interest bearing and are due on demand.

10.  CONVERTIBLE NOTE PAYABLE

On March 5, 2015, the Company entered into a convertible note agreement for total principal borrowings of JPY 200,000,000 ($1,620,000 at July 31, 2015). The amounts are due on March 5, 2016 and bear interest at a rate of 1% per annum. At the option of the debt holder, beginning 40 days after the issuance of the note, the debt holder may convert the outstanding balance of the note into shares of the Company’s common stock at a conversion rate equal to one share per JPY130.90 or $1.10 of outstanding principal and accrued interest. In February 2016, the Company made a payment of 30 million Yen (approximately $249,000) on the outstanding principal of the convertible note payable, and the holder has agreed to extend the maturity date for an additional 6 months. The revised maturity date is September 5, 2016. As of April 30, 2016, the remaining outstanding balance amounted to JPY 170,000,000 ($1,598,000 at April 30, 2016).

The conversion feature associated with the convertible note payable created a derivative liability as of April 14, 2015, the date in which the note became convertible. The Company valued the derivative as of each subsequent reporting period using the Black-Scholes pricing model. The value at each of these dates amounted to $0. The assumptions used in the Black-Scholes model during the nine months ended April 30, 2016 were as follows.

Nine Months Ended
April 30,
2016

Expected life in years	0.35
Stock price volatility	32.4%
Risk-free interest rate	0.22%
Expected dividends	None
Forfeiture rate	NA

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

The Company had 100,000 shares of Series A Preferred Stock issued and outstanding as of April 30, 2016 and July 31, 2015.

Common Stock Transactions

Effective January 25, 2016, the Company entered into a consulting agreement with an investor relations firm for a term of six months. Per the terms of the agreement, as compensation for the services to be provided, the Company issued 1,000,000 shares on February 8, 2016, which were fully vested on the date of the agreement. The total value of the shares as of the agreement date amounted to $120,000, which has been recorded as a component of prepaid expenses and other current assets in the accompanying consolidated balance sheet and is being amortized over the life of the agreement.

12.  RELATED PARTY TRANSACTIONS

As of April 30, 2016 (unaudited) and July 31, 2015, the Company had $0 and $1,959,784, respectively, of notes receivable due from related parties (see Note 4).

As of April 30, 2016, the Company had an outstanding note payable balance due to its Chairman and CEO amounting to $984,235 and an outstanding note payable balance due to its President amounting to $193,875 (see Note 9).

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

The fee paid to Umajin Japan for the three months ended April 30, 2016 and 2015 amounted to $543,056 and $325,000, respectively. The fee paid to Umajin Japan for the nine months ended April 30, 2016 and 2015 amounted to $1,373,056 and $975,000, respectively. The fees paid to Umajin Japan are included in cost of sales in the accompanying consolidated statements of operations.

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

Results of Operations for the Three Months Ended April 30, 2016 and 2015

The following are the results of our operations for the three months ended April 30, 2016 as compared to the three months ended April 30, 2015:

	For the Three Months Ended
	April 30,	April 30,
	2016	2015	$ Change

Net sales	$3,557,795	$4,305,535	$(747,740)
Total revenue	3,557,795	4,305,535	(747,740)

Operating Expenses:
Cost of sales	1,397,181	1,047,822	349,359
Depreciation and amortization expense	27,093	26,435	658
Advertising	35,806	181,612	(145,806)
Rent expense	227,656	195,368	32,288
Salaries and wages	1,222,401	1,435,301	(212,900)
Other general and administrative expenses	1,236,321	1,037,592	198,729
Total operating expenses	4,146,458	3,924,130	222,328

Income (loss) from operations	(588,663)	381,405	(970,068)

Other Income (Expense):
Other income (loss)	17,761	21,941	(4,180)
Gain (loss) on exchange	1,564	6,872	(5,308)
Interest income	1,223	2,932	(1,709)
Interest expense	(180,908)	(187,053)	6,145
Total other income (expense)	(160,360)	(155,308)	(5,052)

Net income (loss) before provision for income taxes	(749,023)	226,097	(975,120)
Provision for (benefit from) income taxes	(374,512)	114,597	(489,109)
Net income (loss)	(374,511)	111,500	(486,011)
Less: net loss attributable to noncontrolling interest	(24)	(324)	300
Net income (loss) attributable to GPI	$(374,487)	$111,824	$(486,311)

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales decreased during the three months ended April 30, 2016 as compared to the same period in 2015 due to a decrease in sales of five services, or brands, during the three months ended April 30, 2016 as compared to the same period last year. We have been focusing on creating a new digital media to coincide with the reduced popularity of traditional paper media and advertising. We believe this will take time to penetrate our customer base and bring revenue growth.

Operating Expenses

Total operating expenses for the three months ended April 30, 2016 were $4,146,458, which represented an increase of $222,328 as compared to the same period in 2015. Overall, our operating expenses increased due to increased cost of sales associated with increases in costs with acquiring new content, as well as increases in other general and administrative expenses associated with professional fees incurred with our public filings. The increases to our operating expenses were partially offset by decreases in advertising costs resulting from a reduction in print advertising, as well as a decrease in salary expenses.

Other Income/ (Expenses)

Total other expense for the three months ended April 30, 2016 amounted to $160,360, which increased by $5,052 as compared to the same period in 2015. Other expenses primarily consist of interest expense, which were consistent between the three months ended April 30, 2016 and 2015 due to the average outstanding debt balances during these periods being consistent.

Results of Operations for the Nine Months Ended April 30, 2016 and 2015

The following are the results of our operations for the nine months ended April 30, 2016 as compared to the nine months ended April 30, 2015:

	For the Nine Months Ended
	April 30,	April 30,
	2016	2015	$ Change

Net sales	$10,805,970	$13,817,621	$(3,011,651)
Total revenue	10,805,970	13,817,621	(3,011,651)

Operating Expenses:
Cost of sales	3,768,863	3,510,942	257,921
Depreciation and amortization expense	65,658	83,080	(17,422)
Advertising	133,951	635,456	(501,505)
Rent expense	650,469	612,026	38,443
Salaries and wages	3,706,432	4,195,584	(489,152)
Other general and administrative expenses	3,357,834	3,032,870	324,964
Total operating expenses	11,683,207	12,069,958	(386,751)

Income (loss) from operations	(877,237)	1,747,663	(2,624,900)

Other Income (Expense):
Loss on settlement of note receivable	(1,312,276)	–	(1,312,276)
Other income (loss)	30,892	62,021	(31,129)
Gain (loss) on exchange	8,642	31,462	(22,820)
Interest income	8,471	9,954	(1,483)
Interest expense	(479,679)	(643,440)	163,761
Total other income (expense)	(1,743,950)	(540,003)	(1,203,947)

Net income (loss) before provision for income taxes	(2,621,187)	1,207,660	(3,828,847)
Provision for (benefit from) income taxes	(654,456)	605,379	(1,259,835)
Net income (loss)	(1,966,731)	602,281	(2,569,012)
Less: net loss attributable to noncontrolling interest	(39)	(324)	285
Net income (loss) attributable to GPI	$(1,966,692)	$602,605	$(2,569,297)

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales decreased during the nine months ended April 30, 2016 as compared to the same period in 2015 due to a decrease in sales of five services, or brands, during the nine months ended April 30, 2016 as compared to the same period last year. We have been focusing on creating a new digital media to coincide with the reduced popularity of traditional paper media and advertising. We believe this will take time to penetrate our customer base and bring revenue growth.

Operating Expenses

Total operating expenses for the nine months ended April 30, 2016 were $11,683,207, which represented a decrease of $386,751 as compared to the same period in 2015. Our operating expenses decreased due to a decrease in advertising costs resulting from a reduction in print advertising due to lower than expected response rates, as well as lower salary expenses. These decreases were partially offset by an increase to other general and administrative expenses for professional fees incurred in connection with our public filings, as well as increases in cost of sales from increased costs of acquiring new content.

Other Income/ (Expenses)

Total other expense for the nine months ended April 30, 2016 amounted to $1,743,950, which increased by $1,203,947 as compared to the same period in 2015. The increase in other expenses is primarily due to a loss on the settlement of a note receivable of $1,312,276 from Umajin Japan, a related party entity owned by one of our directors. The increase in other expenses was partially offset by a decrease in interest expense of $163,761 due to a reduction of the average outstanding notes payable during the nine months ended April 30, 2016 as compared to the prior year.

Liquidity and Capital Resources

As of April 30, 2016, we had cash of $37,480 and a working capital deficit of $6,310,130 as compared to cash of $75,778 and a working capital deficit of $5,985,832 as at July 31, 2015. The decrease in cash as of April 30, 2016 was primarily the result of cash used in operations and to pay down outstanding notes payable during the period, offset by an increase in cash due to collection of notes receivable and amounts due from related parties, as well as additional note payable borrowing.

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

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended April 30, 2016 and 2015.

	For the Nine Months Ended
	April 30,	April 30,
	2016	2015
Cash flows provided by (used in) operating activities	$(909,783)	$37,512
Cash flows provided by investing activities	$166,964	$194,307
Cash flows provided by (used in) financing activities	$698,657	$(1,730,272)

Net cash flows used in operating activities for the nine months ended April 30, 2016 amounted to $909,783, compared to cash flows provided by operating activities of $37,512 for the nine months ended April 30, 2015. Net cash flows used in operating activities for the nine months ended April 30, 2016 were higher primarily due to a net loss of $1,966,731, offset by non-cash expenses of $1,424,623. During the nine months ended April 30, 2015, we had a net income of $602,281.

Net cash provided by investing activities amounted to $166,964 for the nine months ended April 30, 2016, compared to net cash provided by investing activities of $194,307 for the nine months ended April 30, 2015. During the nine months ended April 30, 2016, our cash provided by investing activities was primarily due to collections of note receivables and amounts outstanding from related parties totaling $769,222, offset by payments for note receivable lending of $390,464, net cash used for the acquisition of subsidiaries of $175,925, and purchases of property and equipment of $67,561. During the nine months ended April 30, 2015, our cash provided by investing activities was the result of a total of $1,207,689 in proceeds from the collections of note receivables and amounts outstanding from related parties, offset by $971,580 in additional note receivable lending and $41,802 for the purchase of property and equipment.

Net cash provided by financing activities for the nine months ended April 30, 2016 amounted to $698,657, compared to cash used in financing activities of $1,730,272 for the nine months ended April 30, 2015. The cash provided from financing activities for the nine months ended April 30, 2016 was due to proceeds from additional notes payable borrowing of $1,700,447, offset by payments on outstanding notes payable of $1,001,790. During the nine months ended April 30, 2015, we had additional note payable borrowings of $1,761,391, offset by payments made on outstanding notes payable of $3,491,663.

Description of Indebtedness

The following is a summary of our outstanding notes payable as of April 30, 2016 and July 31, 2015.

	April 30,	July 31,
	2016	2015
	(Unaudited)

Unsecured notes payable originally issued on September 30, 2009 and November 30, 2010, due in full on November 30, 2015, bearing interest at 3.5% per annum due monthly.	$–	$39,658
Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly.	940,000	810,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly.	470,000	405,000
Unsecured note payable issued on July 23, 2013, due on July 5, 2016, bearing interest at 1.2% per annum due monthly.	41,924	136,728
Unsecured note payable issued on December 20, 2011, due on October 31, 2015, bearing interest at 15% per annum due monthly.	1,786,000	1,539,000
Unsecured note payable issued on June 28, 2013, due on October 31, 2015, bearing interest at 15% per annum due monthly.	188,000	162,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	658,000	931,500
Unsecured note payable issued on December 18, 2015, due on February 29, 2019, bearing interest at 12% per annum due monthly.	940,000	–
Unsecured note payable issued on February 5, 2016, due in 23 installments of JPY 3,000,000 beginning in February 2016 and a final installment of JPY 31,000,000 in January 2019, bearing interest at 12% per annum due monthly.	940,000	–
Unsecured note payable resulting from the Company co-signing for debt of a vendor in 2010. The note is due on demand, bearing interest at 18% per annum due monthly.	178,600	348,300
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	282,000	243,000
Unsecured notes payable, non-interest bearing, due on demand	42,699	48,855
Total notes payable	6,467,223	4,664,041
Less: current portion of notes payable	3,731,823	3,489,541
Long-term portion of notes payable	$2,735,400	$1,174,500

Of the $6,467,223 of total debt outstanding as of April 30, 2016, $3,647,223 is either due on demand or will become due during the year ended July 31, 2016, $827,200 will become due during the year ended July 31, 2017, $620,400 will become due during the year ended July 31, 2018, and $1,372,400 is due during the year ended July 31, 2019.

As of April 30, 2016, we also had an outstanding note payable balance due to our Chairman and CEO amounting to $984,235 and an outstanding note payable balance due to our President amounting to $193,875. The note payable balances are non-interest bearing and are due on demand.

On March 5, 2015, we entered into a convertible note agreement for total principal borrowings of JPY 200,000,000 ($1,620,000 at July 31, 2015). The amounts are due on March 5, 2016 and bear interest at a rate of 1% per annum. At the option of the debt holder, beginning 40 days after the issuance of the note, the debt holder may convert the outstanding balance of the note into shares of common stock at a conversion rate equal to one share per JPY130.90 or $1.10 of outstanding principal and accrued interest. In February 2016, we made a payment of 30 million Yen (approximately $249,000) on the outstanding principal of the convertible note payable, and the holder has agreed to extend the maturity date for an additional 6 months. The revised maturity date is September 5, 2016. As of April 30, 2016, the remaining outstanding balance amounted to JPY 170,000,000 ($1,598,000 at April 30, 2016).

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

Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management previously determined that the Company has a material weakness because of its lack of personnel on staff with significant understanding of GAAP and practical experience in the use and application of GAAP resulted in prior periods in failures to recognize, record, and otherwise account for financial events and relationships in accordance with GAAP. The Company proposes to remediate the material weakness by pursuing a search effort to recruit and employ the accounting personnel that have the knowledge, experience, and training in GAAP that will improve the Company’s ability to avoid GAAP errors in recording and accounting for its financial transactions, so the material weakness was not remediated as of April 30, 2016.

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

In connection with the preparation of this Report, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as a result of the identification of a material weakness in internal control over financial reporting described above, which we view as an integral part of our disclosure controls and procedures, our disclosure controls and procedures were not effective as of April 30, 2016. Nevertheless, based on a number of factors, including the management’s internal review of our processes and procedures, assistance of consultants on financial controls and reporting processes, and the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Report:

Exhibit No.	Description

10.1	First Amendment to Convertible Debenture effective March 5, 2016
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAND PERFECTA, INC.

June 14, 2016	By:	/s/ Shuya Watanabe
Shuya Watanabe
Chief Executive Officer, (Principal Executive Officer)

June 14, 2016	By:	/s/ Masashi Takegaki
Masashi Takegaki
Chief Financial Officer (Principal Financial Officer)

