Form 10-K
period 2016-07-31
Grand Perfecta, Inc.
filed 2016-11-08
CIK 1550053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒       Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2016, or

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

☐  Large accelerated filer  ☐  Accelerated filer   ☐  Non-accelerated filer   ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates on January 31, 2016, based on the average bid and asked prices on that day was $595,480. As of November 8, 2016, the Registrant had outstanding 31,100,000 shares of common stock, par value $0.001.

Documents incorporated by reference: None

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

Unless the context otherwise required or otherwise noted, references in this Annual Report to “Grand Perfecta,” the “Company,” “we,” “our” or “us” means Grand Perfecta, Inc., and our three wholly-owned subsidiaries: LinkBit Consulting Co, Ltd. (“LinkBit”), Umajin Hong Kong Ltd. (“Umajin HK”), and Sports Perfecta, Inc. (“Sports Perfecta”).

i

PART I

ITEM 1.       BUSINESS

Company Overview and History

Grand Perfecta, Inc., a Nevada corporation, (the “Company”) is engaged in the business of gathering, publishing and disseminating horse racing information and other content related to horse racing in Japan and the Japanese horse racing industry. Historically our operations have been conducted in Japan through our wholly-owned subsidiary, LinkBit. LinkBit currently has 9 different websites that it owns and operates through its various subsidiaries, which comprise substantially all of the Company’s revenue. In May 2013, we expanded our operations to Hong Kong through the acquisition of Umajin HK in Hong Kong as a wholly-owned subsidiary.

In August 2015, Grand Perfecta formed Sports Perfecta to pursue development of a fantasy sports offering to horse racing fans and to offer more established fantasy sports opportunities in other sports. On January 7, 2016, Sports Perfecta acquired 100% of the outstanding stock of Just Mobile Sdn Bhd, a Malaysian company. On January 20, 2016, Just Mobile changed its name to Sports Perfecta Technologies Sdn Bhd, so references herein to Sports Perfecta and its operations include this subsidiary. The total aggregate purchase price for the outstanding shares of Just Mobile amounted to $200,000, of which $120,000 was paid on the closing date and the remaining $80,000 was paid in April 2016.

Asserting Claims against Management

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

Voting Control by Management

Shuya Watanabe, who is a director and Chief Executive Officer, owns Common Stock and Series A Convertible Preferred Stock of Grand Perfecta that represent approximately 47% of the total voting power of shares entitled to vote on all matters submitted to the shareholders for a vote. Furthermore, our officers and directors hold Common Stock and Series A Convertible Preferred Stock representing a total combined voting power of approximately 72% of the total voting power of our outstanding capital stock. As a result, our officers and directors as a group, are effectively able to control certain corporate governance matters requiring shareholders’ approval. Such matters include transactions in which our officers and directors have an interest other than as a shareholder, the approval of significant corporate transactions such as increasing the authorized number of our shares to complete acquisitions or raise capital, if necessary, and any other transactions requiring a majority vote without seeking other shareholders’ approval. Furthermore, our officers and directors as a group also have the ability to control other matters requiring shareholder approval including the election of directors, which could result in the entrenchment of management.

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

The JRA manages horse racing events at ten major race courses in metropolitan areas that are called Chuo Keiba (meaning "central horse racing"). Chuo Keiba represents some of the richest racing in the world, with 2016 purses for graded stakes races beginning at JPY55.6 million (about US$484,000). The annual Japan Cup in November is 2,400 meter invitational turn race and Arima Kinen in December is a 2,500 meter season-end Grand Prix. These two races are the richest turf races in Japan and one of the richest in the world with a 2016 purse of JPY570 million (about US $5 million each).

The NAR manages approximately 14 smaller municipal race courses operated by local racing authorities, which is called Chihou Keiba (meaning "local horse racing"). Chihou Keiba consists primarily of dirt graded events, including the international Grade 1 race, Tokyo Daishōten.

In 2015, there were approximately 288 JRA racing days and 1,288 NAR racing days. ‘Racing days’ means the total number of race days of all courses. Total prize money of JRA and NAR races in 2015 was approximately JPY75 billion (about US$652.5 million). JRA and NAR 2016 figures are not yet available.

On track pari-mutuel betting in 2015 was JPY138 billion (about US$1.2 billion), and off-track betting was JPY 2.88 trillion (about US$25 billion). The number of spectators attending JRA races in 2015 was approximately 6.3 million and attending NAR races was approximately 3.25 million.

The popularity and large fan following for horse racing in Japan, which translates into a large volume of betting, creates a demand by racing enthusiasts for information on breeding, race history of horses, jockeys, and other matters that may be factors in evaluating races and how to bet the horses. Our business focuses on meeting that demand for information.

Our Business

Our primary business is the delivery through the Internet and by phone to users and other consumers in Japan and Hong Kong of information on horse racing and then convert those users to paying customers for enhanced services. Revenue from service payments for the fiscal year ended July 31, 2016, was approximately 97% of total revenue. The remainder of our revenue comes from providing sales promotion services and advertisement insertion on the horse racing information website Umajin.net, which is operated by LinkBit. Also, we receive a small portion of revenue selling mailing labels derived from our user base to third parties involved in the horse racing industry, which is a service we provide as a sideline to our core business. In December 2014, Umajin HK began offering information on soccer through its website, which represents a plan to “test the waters” on expanding operations by extending our core function of delivering sport-related information to the fans of other spectator sports.

Internet and Phone Services

We typically maintain 7-10 branded websites which each have different concepts and which are operated to meet the respective preferences of horse racing fans who are our users and customers. Every 3-5 years we redesign the websites or launch new services in response to trends and changes in preference of horse racing fans and add a fresh dimension to the websites. The following is a list of our subsidiaries and the website owned by each that is used to publish racing information for our users.

•	Ban Kisha Net Co., Ltd., publishes commentary from racing reporters and in-depth behind the scenes information on stables on its website at http://www.bkisya.net.

•	Turf Agent Co., Ltd., publishes information collected from racehorse owners on its website at http://turfagent.jp. In addition, Turf Agent provides current news about horse fairs, horse-breeding centers, etc. Turf Agent also publishes articles with tips and advice on how to evaluate and predict the racing performance of horses and how to identify (remarkable/promising) horses in specific races with the goal of fostering better appreciation and enjoyment of horse racing.

•	Real Selector Co., Ltd., publishes information directed at beginners in the appreciation and betting of horse racing on its website at www.real-selector.jp.

•	Meru Uma Co., Ltd., publishes and distributes e-mail magazines to its users on its website at http://mailuma.net/. Content is generated by persons with backgrounds as racing reporters in print and television media.

•	Tau Project Co., Ltd., publishes analytics on horses and races known as “Next-generation betting ticket purchase theory” on its website at https://to-dai.jp/.

•	G1 Project Co., Ltd., publishes integrated statistical information on a wide range of elements and factors pertaining to horses, jockeys, tracks, races, and other horse racing matters on its website at http://www.g1-pro.jp.

•	WRN Co., Ltd., which started its service in August 2016, publishes global horse racing information including upcoming races, race results, and detailed profiles of foreign jockeys who race in Japan at http://www.worldracenews.com.

•	LinkBit operates a website called “Yoso Ou” at http://keibagod.jp/ that publishes betting lines and provides other track tips, advice and comments to users. From time to time the website also publishes feature articles on upcoming races.

•	LinkBit also owns and operates Umajin.net at http://uma-jin.net/, which is a comprehensive source of general information related to horse racing, including current news, races and events, interviews, and race videos and pictures.

•	Umajin HK offers information about horse racing and soccer in Hong Kong for Hong Kong residents, which is available on its website at http://tauproject.hk/>http://tauproject.hk/.

All of the foregoing are subsidiaries of LinkBit, except for Umajin HK, which is a subsidiary of Grand Perfecta.

Customers to our Internet and phone information services pay access fees that ranges between $5 and $2,000, depending on the level of information access desired by the customer. Customers access the information service purchased with a personal user name and password for Internet access and a personal PIN for telephone access. Below is a chart setting forth specifics as to the service offering types and price ranges for each of our major service offerings. We provide our customers with premium content consisting of single item services, such as information on specific races or events or multiple races on the same day that the customer can access on a one-time or short term basis, package items made up of a combination of single items with common features or trends in items that we identify in single item service purchases, and term items that are published over a period of time and provide broader coverage of events or various aspects of the horse racing industry. In the table below we identify for each service the price range and type of service offered.

Service Name	Price Range (USD)	Service Type (S = Single Item; P = Package or Term Item)
Ban Kisha	$10 - $2,000	S
Turf Agent	$100 - $1,500	S,P
Meru Uma	$5 - $500	S,P
Tau Project	$40 - $80	S
G1 Project	$100 - $2,000	S
Real Selector	$100 - $750	S,P
Yoso ou	$5 - $300	S,P
Umajin HK(Tau Project HK)	$6 - $130	S,P

As of July 31, 2016, we had approximately 1.36 million non-paying users and 91,000 paying customers to our Internet and phone services in Japan. In Hong Kong we have approximately 1,100 non-paying users, and 120 paying customers. Our revenue represents a large number of purchases across a large menu of potential options rather than a large number of purchases in a small number of service offerings. In 2016 approximately 60% of our paying customers are purchasing single service items and approximately 40% are paying for a package or term service.

Selling our Services

The process of selling our horse racing information services focuses on attracting users to our websites and offering to them free content as an inducement to purchase access for more in-depth content. We solicit users to register themselves as a website or a phone user, free of charge, by advertising in a variety of public media channels, including newspapers, magazines, internet, TV, and direct mail, including advertising in our own media and holding events.

When users take advantage of our free content we are effectively giving them a sample of what we offer for purchase through our websites. This free content also gives us the opportunity to optimize content offerings to our users. When a user signs on to access our free content, we gather information from the user’s usage that enables us to ascertain preferences and interests, which we use to make more focused service offerings directly to the user. This process enables us to perform a continual sales process with our users to convert them to customers. Historically, we have realized a conversion rate of approximately 6% of free content users making a decision to purchase one or more services. Our sales effort focusses on increasing the number of users, improving and enhancing the users’ experience, and improving our conversion rate to paying customers..

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

•	Annually we publish, in print media and on our website, magazines about upcoming racing seasons, and we also write articles for third party publications;

•	We collaborate with Umajin Japan in the production of an internet television program titled “Ba Kyun!” that airs on FRESH! By Abema TV, and in providing content for the magazine Umajin published by Umajin Japan;

•	We actively promote racing fan events, such as “Umaonaire,” which is a race prediction competition, and fan meetings with jockeys;

•	From April 2008 through March 2010 we produced a weekly program aired on BS Fuji TV titled “Umajin;” and

•	We provide planning, website and consulting services to others involved in the horse racing industry with respect to their events and promotional activities, including, for example, assisting emerging jockeys with establishing an internet identity through blogging.

Whenever we provide the foregoing services, our website, Umajin.net, and participation is publicized as part of the publication, program, event, or support service. Furthermore, in consideration of the services and content we provide in producing the internet television program Ba Kyun!, we are allowed to provide the full version of the program simultaneously on our umajin.net website.

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

We have a team that focuses on establishing and maintaining relationships with horse owners, trainers, jockeys, and others, all of which are a primary source of current information on what is going on at the track and in the horse racing industry. There are approximately 460 jockeys, 720 horse trainers, and 7,400 horse owners actively working today in Japan. We have connections with almost all of the jockeys and trainers, and with many of the owners as well. In addition, we gather information from more than 60 people who were formerly employed or otherwise affiliated with the horse racing industry, such as former jockeys and horse trainers. We also purchase horse racing information collected by Umajin Japan.

Much of the information we collect is used to produce articles, features, and on-going monthly reports that are the staples of our websites. We also use this information to perform analytics on horses and races and to calculate what we determine to be the value and capability of race horses using techniques we have developed by analyzing the previous 10 years of horse racing data from Japan and nine years of horse racing data from Hong Kong.

Our wholly-owned subsidiary Umajin HK provides information for Hong Kong residents primarily about horse racing in Asia and international and regional soccer matches. The horse racing information provided includes data analysis, and the soccer information includes analytical articles. People can browse the information on the website or via email by registering with Umajin HK’s website. Umajin HK advertises its services on web sites and newspapers. We are not aware of any competitors that are aggressively advertising competing services in Hong Kong. Umajin HK is also a base to collect information of horse racing in Hong Kong for Japanese fans who are interested in foreign racing.

Umajin.net has obtained approximately 578,000 addresses, all of which are non-paying. The total number of downloaded Umajin smartphone apps was 175,000.

LinkBit also publishes information on Umajin.net consisting of feature stories on noteworthy events, interviews with people in the horse racing industry, such as jockeys, trainers, and others, horse racing predictions and analysis, and distributes magazines by email. In addition, LinkBit has overseen the production and management of TV shows and events in the horse racing and sports industry. LinkBit collaborates with Umajin Japan on the production of “Ba Kyun!” a program that airs on FRESH! By Abema TV, an internet television station run by a Japanese internet, media, game and advertisement company, Cyber Agent, which has the benefit of publicizing our website, Umajin.net, to horse racing fans.

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

Sports Perfecta

Sports Perfecta is the U.S. subsidiary of Grand Perfecta, and a digital sports media company offering sport games, websites, iPhone and Android apps, Facebook apps as well as Smart TV apps. Sports Perfecta has B2B (business to business) and B2C (business to consumer) platforms which has two components namely FanXT and Fantasy4All for sports leagues around the world.

•	FANXT provides daily and weekly fantasy games for popular sports across the world such as NFL, NBA, MLB, soccer and motor racing via the web, mobile and Facebook apps. Earlier this year, it launched a fantasy jockey product in the United States.

•	Fantasy4All is a white-label fantasy sport game that includes seasonal to daily fantasy sports running on the web, Facebook, iPhone/iPad and Android platforms, and covers a vast variety of sports from the NFL to soccer and lacrosse. White-label fantasy games embrace the strength of each platform, allowing users to share their achievements via Facebook.

At the moment Sports Perfecta provides free services aiming to increase visibility of its service to fantasy sports fans and horse racing fans as well as to broaden the base of customers including potential paying users.

Intellectual Property

We hold two Trademarks: UMAJIN; which is registered in Japan under registration number 5319066 as of April 23, 2010, and WINDEX1; which was registered in Japan, under registration number 5876024, which was registered as of August 26, 2016.

Employees

Grand Perfecta has approximately 90 employees, including seven management level employees and 16 part-time employees. Two of the employees work through our subsidiary in Hong Kong and eight of the employees work at Sports Perfecta’s subsidiary in Malaysia. The rest of the employees are in Japan.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

Our principal business office is located at 21st Floor, South Tower, New Pier Takeshiba, 1-16 -1, Kaigan, Minato-ku, Tokyo, which we lease for a monthly payment of approximately JPY 5,429,647 (approximately US$47,000). Our office in Hong Kong is located at Unit B, 19/F, Prosperous Commercial Building, 54 Jardine’s Bazaar, Causeway Bay, Hong Kong, which has a monthly lease cost of approximately HKD 6,200 (approximately US$800). Our office in Kuala Lumpur, Malaysia is located at 12-05, Tower A, The Vertical Office Suite, 8 Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia, which has a monthly lease cost of MYR 5,668 (approximately US$1,300).

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

Calendar Quarter Ended	High Bid ($)	Low Bid ($)

October 31, 2014	$0.59	$0.40
January 31, 2015	$0.35	$0.07
April 30, 2015	$0.25	$0.09
July 31, 2015	$0.25	$0.15

October 31, 2015	$0.22	$0.14
January 31, 2016	$0.20	$0.12
April 30, 2016	$0.12	$0.07
July 31, 2016	$0.31	$0.07

Unregistered Sales of Equity Securities

On August 23, 2016, the Company entered into an Offshore Securities Purchase Agreement with a single investor pursuant to which the Company sold 1,000,000 shares of common stock for a cash purchase price of JPY100,000,000 (US$1,000,000 as of August 23, 2016). The shares were offered and sold to a non-U.S. person in reliance on Regulation S adopted under the Securities Act of 1933, as amended.

Dividends

We did not make any distributions to shareholders in fiscal years 2015 or 2016. Our present intention is to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Security Holders

At October 21, 2016, there were approximately 597 holders of record of our common stock.

Equity Compensation Plans

As of July 31, 2016, there were no equity securities authorized for issuance under any Company compensation plans.

Repurchases of common stock

There were no repurchases of equity securities by Grand Perfecta in the fourth quarter ended July 31, 2016.

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

Organization

In May 2012 Grand Perfecta completed an Agreement and Plan of Reorganization whereby it acquired 100% of the issued and outstanding shares of LinkBit for 25,000,000 common shares in a transaction accounted for as a recapitalization of LinkBit. In May 2013 Grand Perfecta issued 272,668 shares in exchange for 100% of the issued and outstanding shares of Umajin HK. In August 2015, Grand Perfecta formed Sports Perfecta, Inc. (“Sports Perfecta”), as a California subsidiary to pursue development of a fantasy sports offering to horse racing fans. The operations of Grand Perfecta, LinkBit, Umajin HK, and Sports Perfecta are collectively referred to as the “Company.”

On December 16, 2015, LinkBit acquired 100% of the outstanding shares of Basougu Shokuninkai Co., Ltd. (“Basougu”), a Japanese corporation. On January 7, 2016, Sports Perfecta acquired 100% of the outstanding stock of Just Mobile Sdn Bhd (“Just Mobile”), a Malaysian company. On January 20, 2016, Just Mobile changed its name to Sports Perfecta Technologies Sdn Bhd (“SPT”). The operations of Just Mobile are referred to as SPT after the acquisition date of January 7, 2016.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with principles generally accepted in the United States of America (“GAAP”) and include the accounts of Grand Perfecta and its wholly-owned subsidiaries LinkBit, Umajin HK, and Sports Perfecta. All intercompany balances and transactions have been eliminated in consolidation. The Company has determined that two affiliated entities, Space Cultivation Mobile and Japan Horse Circle, which LinkBit conducts business with are variable interest entities and that the Company is the primary beneficiary of each entity. As a result, the Company has consolidated the accounts of these variable interest entities into the accompanying consolidated financial statements. As the Company does not have any ownership interest in these variable interest entities, the Company has allocated the contributed capital in these variable interest entities as a component of noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.

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

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD at the following balance sheet dates.

	Balance Sheet Dates
	July 31,	July 31,
	2016	2015

Japanese Yen to USD	0.0098	0.0081
Hong Kong Dollars to USD	0.1289	0.1290
Malaysian Ringgit to USD	0.2485	NA

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD for the following operating periods.

	For the Year Ended
	July 31,	July 31,
	2016	2015

Japanese Yen to USD	0.0087	0.0086
Hong Kong Dollars to USD	0.1289	0.1290
Malaysian Ringgit to USD	0.2413	NA

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of July 31, 2016 and 2015.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of July 31, 2016 and 2015.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives once the individual assets are placed in service. Estimated useful lives for the assets are as follows.

Buildings and fixtures	8 - 43 years
Autos and trucks	2 - 6 years
Tools and equipment	4 - 10 years
Computer software	5 years

Goodwill

The Company’s goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, the Company conducted an analysis of the goodwill on its single reporting unit. As of July 31, 2016, the assessment for impairment found that the goodwill recorded for the acquisition of Umajin HK was impaired due to the ongoing and projected future losses of Umajin HK. As a result, an impairment charge of $99,502 was recorded during the year ended July 31, 2016. There was no impairment during the year ended July 31, 2015.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the year ended July 31, 2016 or 2015.

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

The Company has determined that the book value of its outstanding financial instruments as of July 31, 2016 and 2015 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash, accounts receivable, notes receivable, and amounts due from related parties. The Company maintains its cash in banks located in Japan, Hong Kong, Malaysia and the United States in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers and note receivable holders. The Company had losses related to the write off of notes receivable during the year ended July 31, 2016 and 2015 of $7,395 and $89,188, respectively, in addition to the $1,312,276 loss on settlement of note receivable that was recorded during the year ended July 31, 2016.

Revenue Recognition

The Company’s revenue consists primarily of sales of comprehensive horse racing information through multiple websites focusing on all aspects of the horse racing industry in Japan. Publication of horse racing digital magazines, and participating in other public events and media programs related to the horse racing industry do not generate significant revenue directly. These activities are undertaken for the purpose of increasing the number of horse racing fans and driving potential customers to our websites so as to hopefully eventually convert them to paying customers.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs incurred amounted to $172,983 and $911,562 for the years ended July 31, 2016 and 2015, respectively.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period.  Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. As of July 31, 2016 and 2015, the Company had total options of 3,000,000 which were excluded from the computation of net income per share because they are anti-dilutive. As of July 31, 2016 and 2015, the Company had convertible notes convertible into 980,000 and 1,472,727, respectively, shares of common stock which were excluded from the computation because they are anti-dilutive. As a result, the basic and diluted earnings per share were the same for each of the periods presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on determining management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The guidance in ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 with early application permitted. Management has adopted ASU 2014-15 during the year ended July 31, 2016.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810). ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. The guidance in ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 with early application permitted. Management has adopted ASU 2015-02 during the year ended July 31, 2016.

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

Results of Operations for the Year Ended July 31, 2016 and 2015

The following are the results of our operations for the year ended July 31, 2016 as compared to the year ended July 31, 2015.

	For the Year Ended
	July 31,	July 31,
	2016	2015	$ Change

Net sales	$14,267,112	$17,736,064	$(3,468,952)
Total revenue	14,267,112	17,736,064	(3,468,952)

Operating Expenses:
Cost of sales	5,234,575	4,473,096	$761,479
Depreciation and amortization expense	91,757	110,383	(18,626)
Impairment charge	99,502	–	99,502
Advertising	172,983	911,562	(738,579)
Rent expense	898,360	812,747	85,613
Salaries and wages	4,906,843	5,151,504	(244,661)
Other general and administrative expenses	4,558,636	4,303,062	255,574
Total operating expenses	15,962,656	15,762,354	200,302

Income (loss) from operations	(1,695,544)	1,973,710	(3,669,254)

Other income (expense):
Loss on settlement of note receivable	(1,312,276)	–	(1,312,276)
Other income (loss)	375,708	131,371	244,337
Gain (loss) on exchange	10,183	40,275	(30,092)
Interest income	11,501	12,620	(1,119)
Interest expense	(664,196)	(790,427)	126,231
Total other income (expense)	(1,579,080)	(606,161)	(972,919)

Net income (loss) before provision for income taxes	(3,274,624)	1,367,549	(4,642,173)
Provision for (benefit from) income taxes	(64,555)	449,316	(513,871)
Net income (loss)	(3,210,069)	918,233	(4,128,302)
Less: net loss attributable to noncontrolling interest	(62)	(406)	344
Net income (loss) attributable to GPI stockholders	$(3,210,007)	$918,639	$(4,128,646)

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales decreased during the year ended July 31, 2016 as compared to the same period in 2015 due to a decrease in sales of six of our different service lines, or brands, during the year ended July 31, 2016. The decrease in these brands was due primarily to our content and platforms being outdated. We have been focusing on creating a new digital media to coincide with the reduced popularity of traditional paper media and advertising. We believe this will take time to penetrate our customer base and bring revenue growth. We are planning on introducing new lines of business under the new digital platform during the fiscal year 2017 that will help offset these decreases in sales including a mobile app and a new site to attract new customers interest in foreign horseracing.

Operating Expenses

Total operating expenses for the year ended July 31, 2016 were $15,962,656, which represented an increase of $200,302 as compared to the year ended July 31, 2015. Overall, our operating expenses increased primarily due to an increase in cost of sales resulting from a new service agreement entered into with Umajin Japan, a related party affiliated entity, in November 2015 covering a twelve-month period ending in October 2016. The service agreement provides for Umajin Japan to provide monthly services including conducting interviews, gathering horseracing information for our database, and managing web page content. The service agreement resulted in higher costs of approximately $722,000 as compared to the prior year. We also had an impairment charge of $99,502 during the year ended July 31, 2016 relating to the impairment of the goodwill recorded from Umajin HK. We had no impairment changes during the previous year. Our general and administrative expenses for the year ended July 31, 2016 also increased by $255,574 as compared to the year ended July 31, 2015 due primarily to increased professional fees incurred in connection with our public filings. These increases were partially offset by decreases in advertising expense resulting from a reduction in print advertising which was terminated because of lower than expected response rates, as well as lower salary expenses due to lower headcount during the year.

Other Income/ (Expenses)

Total other expense for the year ended July 31, 2016 amounted to $1,579,080, which increased by $972,919 as compared to the same period in 2015. The increase in other expenses is primarily due to a loss on the settlement of a note receivable of $1,312,276 from Umajin Japan, a related party entity owned by one of our directors. The increase in other expenses was partially offset by a decrease in interest expense of $126,231 due to a reduction of the average outstanding interest-bearing notes payable during the year ended July 31, 2016 as compared to the prior year. Our other income also increased during the year ended July 31, 2016 due to a gain on the forgiveness of a note payable of $165,300 and a gain on bargain purchase of a subsidiary of $84,432.

Liquidity and Capital Resources

Based on operating losses and negative cash from operations, there is uncertainty about the Company’s ability to continue as a going concern. Management’s plan in this regard is to improve sales and further reduce costs, including the shift of its broadcast program from satellite television to web TV. To finance operations while it improves operating results, it has sold $1 million of common stock in August 2016 and if necessary will continue financing activity such as taking loans, issuing new stock and asking existing creditors to convert their loans to shares of the Company’s common stock.

As of July 31, 2016, we had cash of $83,295 and a working capital deficit of $8,926,656 as compared to cash of $75,778 and a working capital deficit of $5,929,449 at July 31, 2015.

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

The following is a summary of our cash flows from operating, investing and financing activities for the years ended July 31, 2016 and 2015.

	Year Ended
	July 31,	July 31,
	2016	2015
Cash flows provided by (used in) operating activities	$(809,503)	$457,323
Cash flows provided by (used in) investing activities	$(207,157)	$(67,728)
Cash flows provided by (used in) financing activities	$1,011,606	$(1,965,416)

Net cash flows used in operating activities for the year ended July 31, 2016 amounted to $(809,503), compared to net cash provided of $457,323 for the year ended July 31, 2015. Net cash flows from operating activities were lower during the year ended July 31, 2016 due primarily to our net loss of $(3,210,069) during the year, compared to net income of $918,233 for the year ended July 31, 2015.

Net cash used in investing activities amounted to $(207,157) for the year ended July 31, 2016, compared with net cash used of $(67,728) for the year ended July 31, 2015. The cash flows used in investing activities during the year ended July 31, 2016 was due primarily to purchases of property and equipment of $(89,091), payments for note receivable lending of $(687,935), and $(175, 963) in payments for the acquisition of subsidiaries, offset by $53,391 in proceeds from the sale of property and equipment, and $690,070 in proceeds from the collection of notes receivables. Cash used in investing activities during the year ended July 31, 2015 of $(67,728) was the result of $(70,507) for the purchase property and equipment and $(1,163,402) for payments for note receivable lending, offset by $274,876 in proceeds from lending to related parties and $891,305 in proceeds from collection of notes receivables.

Net cash provided by financing activities for the year ended July 31, 2016 amounted to $1,011,606, as compared to net cash used of $(1,965,416) for the year ended July 31, 2015. During the year ended July 31, 2016, we had proceeds of $2,610,457 from new note payable borrowings and net proceeds of $104,400 from related party notes payable, offset by payments on our outstanding notes payable of $(920,251) and payments of $(783,000) on our convertible note payable. During the year ended July 31, 2015, we made payments on our outstanding notes payable balances of $(3,686,849), offset by proceeds received from a convertible note payable borrowing of $1,720,000 and proceeds from notes payable borrowing of $1,433.

Description of Indebtedness

The following is a summary of our outstanding notes payable as of July 31, 2016 and July 31, 2015.

	July 31,	July 31,
	2016	2015

Unsecured notes payable originally issued on September 30, 2009 and November 30, 2010, due in full on November 30, 2015, bearing interest at 3.5% per annum due monthly.	$–	$39,658
Unsecured note payable issued on July 23, 2013, due on July 5, 2016, bearing interest at 1.2% per annum due monthly.	–	136,728
Unsecured note payable issued on June 15, 2016, due on December 15, 2016, bearing interest at 15% per annum due monthly.	980,000	–
Unsecured note payable issued on December 20, 2011, due on December 31, 2016, bearing interest at 15% per annum due monthly.	1,862,000	1,539,000
Unsecured note payable issued on June 28, 2013, due on December 31, 2016, bearing interest at 15% per annum due monthly.	196,000	162,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	539,000	931,500
Unsecured note payable issued on December 18, 2015, due on February 29, 2019, bearing interest at 12% per annum due monthly.	980,000	–
Unsecured note payable issued on February 5, 2016, due in 23 installments of JPY 3,000,000 beginning in February 2017 and a final installment of JPY 31,000,000 in January 2019, bearing interest at 12% per annum due monthly.	980,000	–
Unsecured note payable resulting from the Company co-signing for debt of a vendor in 2010. The note was due on demand, bearing interest at 18% per annum due monthly.	–	348,300
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	294,000	243,000
Unsecured notes payable, non-interest bearing, due on demand	44,516	48,855
Total notes payable	5,875,516	3,449,041
Less: current portion of notes payable	3,797,916	2,274,541
Long-term portion of notes payable	$2,077,600	$1,174,500

Of the total above listed debt outstanding as of July 31, 2016 of $5,875,516, $3,797,916 of the outstanding amounts are due during the year ended July 31, 2017, $648,800 of the amounts are due during the year ended July 31, 2018, and $1,430,800 of the amounts are due during the year ended July 31, 2019.

On March 5, 2015, we entered into a convertible note agreement for total principal borrowings of JPY 200,000,000 ($1,620,000 at July 31, 2015). The amounts were originally due on March 5, 2016 and bear interest at a rate of 1% per annum. At the option of the debt holder, beginning 40 days after the issuance of the note, the debt holder may convert the outstanding balance of the note into shares of our common stock at a conversion rate equal to one share per JPY130.90 or $1.10 of outstanding principal and accrued interest. During the year ended July 31, 2016, we made payments of $783,000 on the outstanding principal of the convertible note payable, and the holder initially agreed to extend the maturity date for an additional 6 months until September 5, 2016. Subsequent to the year ended July 31, 2016, the debt holder has agreed to extend the maturity date until December 31, 2016. As of July 31, 2016, the remaining outstanding balance amounted to JPY 110,000,000 ($1,078,000 at July 31, 2016).

We also have notes payable outstanding from related parties, all of which are either due on demand or due during the year ended July 31, 2017. The following is a summary of our outstanding balances due to related parties as of July 31, 2016 and 2015:

	2016	2015

Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	$980,000	$810,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	490,000	405,000
Unsecured note payable issued on June 14, 2016, non-interest bearing and due on December 13, 2016 discounted using an effective interest rate of 12%. The balance is due to a related party entity which is owned by one of the directors of the Company.	294,000	–
Unsecured note payable due to the Company's Chairman and CEO, non-interest bearing and due on demand.	830,118	831,918
Unsecured note payable due to the Company's President, non-interest bearing and due on demand.	196,000	162,000
Total notes payable to related parties	2,790,118	2,208,918
Discount on notes payable to related parties	13,049	–
Notes payable to related parties, net	$2,777,069	$2,208,918

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required of a smaller reporting company.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Grand Perfecta’s financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1, following page 27.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company's management, under the supervision of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at July 31, 2016.

Changes in Internal Control over Financial Reporting

During the year ended July 2016, and culminating in the fourth quarter of 2016, the Company implemented certain changes in its internal control over financial reporting. These changes included appointing a new Director of IT Internal Control and establishing an IT Internal Control Committee. The IT Internal Control Committee oversees the review of IT and other Companywide risks and develops countermeasures to address them. The Company also appointed a new Internal Auditor and engaged an outside consulting firm to assist with internal audit. With the help of the external consultant, the internal control structure was documented and assessed in the areas of general controls, financial reporting and disclosure controls, and IT controls. As part of this process, checklists were developed and Company personnel were trained in the proper procedures to comply with internal control objectives. Under the direction of the consultant, the Internal Auditor performed an internal audit which concluded in July 2016. Such internal audits will continue periodically in the future.

The Company has also established a system to engage and obtain timely advice from outside professionals including attorneys and accountants. Such system has resulted in more frequent and more detailed consultation. Finally, the Company has revised and improved the use of its internal system for getting appropriate approvals for purchases and other activities that require authorization.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). The Company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Owing to its inherent limitations, any system of internal control over financial reporting, no matter how well designed and operated, can provide only reasonable assurance with respect to financial statement preparation and presentation. Accordingly, the Company's internal controls over financial reporting was designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of the Company's published financial statements.

Management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2016 using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management concluded that the Company's internal control over financial reporting was effective as of July 31, 2016.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and officers

Set forth in the table below are the names, ages and positions of our current directors and executive officers. None of our directors or executive officers has any family relationship to any other director or executive officer.

Name	Age	Position

Shuya Watanabe	45	Chairman of the Board of Directors, Chief Executive Officer
Takashi Ozawa	44	President, Chief Operations Officer, Director
Masashi Takegaki	53	Chief Financial Officer, Secretary, Director
Motonori Okai	45	Director
Hideaki Takahashi	44	Director
Akira Tanabe	52	Director
Enrique Marchese	50	Director

All executive officers are elected by the board and hold office until their successors are duly elected and qualified. Each director is elected by the stockholders and serves until resignation or election of a successor by the stockholders.

Biographies

The following is information on the business experience of each of the officers and directors.

Shuya Watanabe, Chairman of the Board of Directors of the Company, Chief Executive Officer. Mr. Watanabe has served as a representative director of LinkBit for over the past five years, and became Chairman of the Board and Chief Executive Officer of Grand Perfecta at the time of the business reorganization in May 2012. Mr. Watanabe has spent most of his business career in the horse racing industry and, as a result, has substantial experience and industry contacts that are advantageous to the business of Grand Perfecta.

Takashi Ozawa, President, Chief Operations Officer, Director. Mr. Ozawa has served as a representative director of LinkBit for over the past five years, and became President, Chief Operations Officer and a Director of Grand Perfecta at the time of the business reorganization in May 2012. Mr. Ozawa has spent the last 20 years of his business career in the horse racing business working in the areas of racing media sales, product planning and development, and customer relations management, all of which management believes are valuable to the business of Grand Perfecta.

Masashi Takegaki, Chief Financial Officer, Secretary, Director. Mr. Takegaki has served as accounting section head and then accounting manager of LinkBit for over the past five years, and became a director of LinkBit in September 2013. He became Chief Financial Officer, Secretary and a Director of Grand Perfecta at the time of the business reorganization in February 2013. Mr. Takegaki has 18 years of experience in the areas of accounting and business tax in Japan, which management believes qualifies him to provide the financial accounting Grand Perfecta requires.

Motonori Okai, Director. Mr. Okai was a director of LinkBit from March 2010 to March 2012, and he became a director of Grand Perfecta at the time of the business reorganization in May 2012. Mr. Okai has served as a representative director of Umajin Japan since April 2012, of which he is also the sole owner. Umajin Japan is engaged in the business of collecting and disseminating information about horse racing in Japan. Mr. Okai attended and graduated from jockey school, which gave him the opportunity to develop many contacts and relationships in the horse racing industry that he has continued to develop over the years. His network of personal connections with officials and other figures in the horse racing industry is a significant resource that allows him to provide great insight on the service offerings and future development of our business.

Hideaki Takahashi, Director. Mr. Takahashi became a director of LinkBit in March 2010, to provide Internet and web related marketing and promotional services. He has served as the sole director of Umajin HK from June 2012 to the present. He became a director of Grand Perfecta at the time of the business reorganization in May 2012. Mr. Takahashi has 20 years of experience in developing and operating Internet content business enterprises, so his experience benefits Grand Perfecta with respect to promoting and delivering service to website customers.

Akira Tanabe, Director. Mr. Tanabe has served for over five years as the representative director of Clara Ltd., a company engaged in the restaurant business in Japan. He became a director of Grand Perfecta at the time of the business reorganization in May 2012. In December 2013 he founded Cheval Attache Co., Ltd., a company engaged in the business of offering computer content and application services. Mr. Tanabe has more than 25 years of experience in business and management in multiple consumer industries, including the beauty industry and restaurant industry, so he brings a broader business experience and operational acumen to management’s deliberations on developing Grand Perfecta’s business.

Enrique Marchese, Director. Mr. Marchese is the founder and CEO of Lares Loreno Private Capital, a boutique merger and acquisition advisory firm that began operation in 2014. From 2009 to the formation of Lares Loreno, Mr. Marchese was an independent consultant on mergers, acquisitions, and financing. Mr. Marchese began his investment banking career at Donaldson, Lufkin & Jenrette in 1996 and subsequently held positions at Merrill Lynch and Deutsche Bank. Mr. Marchese graduated with an M.B.A. from the Booth School at the University of Chicago and holds a B.S. from the United States Naval Academy. Mr. Marchese has substantial experience in the investment banking and finance industry that is beneficial to management’s budgetary process and planning for financing opportunities.

Audit Committee; Financial Expert

The Board of directors has not established an audit committee, so the entire Board of Directors performs the functions associated with an audit committee, including, evaluating financial reporting matters, monitoring internal controls, compliance with internal financial policies, and engaging the registered independent accounting firm to audit the financial statements of Grand Perfecta. At present Grand Perfecta does not have a financial expert serving on the Board within the meaning of Item 407(d)(5)(ii) of Regulation S-K. The Board of Directors believes a financial expert would be advantageous and expects it will pursue a process for recruiting a financial expert to serve on the Board.

Director Nominations

The Board of Directors has not made any changes to the procedures by which security holders may recommend nominee’s to our Board of Directors.

Board Leadership Structure

Our Chairman of the Board also performs the functions and duties normally associated with a principal executive officer. The Board of Directors does not have a lead independent director. In light of the Company’s level of operations at present and its status as a smaller reporting company, the Board believes the Company’s current leadership structure is appropriate. All of our Board members are engaged directly and regularly in the operations of the Company, so we believe the Board is exposed to, or has the opportunity to discover and evaluate, all areas of meaningful risk pertaining to the Company’s operations and to manage those risks at acceptable levels for the Company.

Code of Ethics

We adopted a Code of Ethics and Business Conduct (the “Code of Conduct”) that applies to all of our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct establishes standards and guidelines to assist our directors, officers, and employees in complying with both the Company’s corporate policies and with the law, and is posted at our website: www.grandperfecta.com. Additionally, we will provide to any person, without charge, a copy of the Code of Conduct upon written or oral request directed to: Corporate Secretary (Mr. Takegaki), Grand Perfecta, Inc., 21st Floor, South Tower, New Pier Takeshiba, 1-16-1, Kaigan, Minato-ku, Tokyo, Japan 105-0022, telephone +81-3-3436-4577.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of Grand Perfecta’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish Grand Perfecta with copies of all Section 16(a) forms they file. Based solely on Grand Perfecta’s review of copies of such reports and representations from Grand Perfecta’s executive officers and directors, and greater than ten-percent beneficial owners, Grand Perfecta’s believes that its executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended July 31, 2016.

ITEM 11.       EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the cash and other compensation paid by the Company to our named executive officers for the years ended July 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Total ($)

Shuya Watanabe Chief Executive Officer	2016 2015	674,250 807,290	674,250 807,290

Takashi Ozawa Chief Operations Officer	2016 2015	613,350 699,652	613,350 699,652

Masashi Takegaki Chief Financial Officer	2016 2015	125,280 129,166	125,280 129,166

Narrative Discussion of Compensation Table

The Board of Directors determines directors’ and officers’ salaries annually or as circumstances may otherwise warrant, usually in the month of October each year. Compensation decisions are based on a number of considerations. Some of the relevant factors considered in any given year may include:

•	Risk associated with serving as an officer or director;

•	The budget for the next year and the portion of the budget allocated to compensation;

•	Performance of the Company in the prior year, and the contribution of an officer to Company success;

•	Company goals for the coming year and incentivizing officers with compensation; and

•	The level of compensation customary in Japan for executives performing similar functions in companies of similar size or in the same industry.

Employee Benefit and Incentive Plans

We do not have any benefit or incentive plans for our executive officers.

Director Compensation

The following table sets forth the cash and other compensation paid by the Company to our non-employee Directors for the years ended July 31, 2016 and 2015.

Name	Year	Cash Fees ($)	Total ($)

Motonori Okai	2016 2015	-0- -0-	-0- -0-

Hideaki Takahashi (1)	2016 2015	104,400 107,639	104,400 107,639

Akira Tanabe	2016 2015	-0- -0-	-0- -0-

Enrique Marchese (2)	2016 2015	30,000 30,000	30,000 30,000

(1)       The amount paid to Mr. Takahashi is compensation for his services as a director of LinkBit and the sole director of Umajin HK.

(2)       Mr. Marchese is paid an annual fee of $30,000 for his service as a director.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth as of October 21, 2016, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Grand Perfecta, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. As of that date the Company had 31,100,000 shares of its common stock and 100,000 shares of its Series A Preferred Stock issued and outstanding. The Series A Preferred Stock is convertible t a total of 100,000 common shares.

5% Beneficial Owners (excluding officers and directors)	Number of Shares Beneficially Owned (1)	Percent of Class (1)

Kazuaki Goto (2) 34H One Legazpi Park 121 Rada st. Legazpi Village Manila Philippines	6,000,000	17.6

Directors and Officers

Shuya Watanabe (3)	14,100,000	45.2
Takashi Ozawa	6,600,000	21.2
Masashi Takegaki	-0-	-0-
Motonori Okai	-0-	-0-
Hideaki Takahashi	272,668	0.9
Akira Tanabe	1,250,000	4.0
Enrique Marchese	15,000	nil

All directors and named executive officers as a group (7 persons)	22,237,668	71.3

(1)       The Company believes that each stockholder has sole voting and investment power with respect to the shares of common stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the SEC, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (i) any shares as to which the person has sole or shared voting power or investment power, and (ii) any shares that the individual has the right to acquire within 60 days through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of common stock. All percentage calculations are based on 31,100,000 shares of common stock issued and outstanding on October 21, 2016.

(2)       Mr. Goto holds 3,000,000 shares of common stock, and an option to purchase an additional 3,000,000 common shares at a price of $1,.00 per share that expires June 11, 2019.

(3)       The 100,000 shares of Series A Preferred Stock held by Mr. Watanabe are convertible to common stock at a rate of one share of common stock for one share of Series A Preferred Stock, and vote with the common stock on all matters submitted to the stockholders. Each share of Series A Preferred Stock has the voting power of 10 common shares.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

LinkBit made advances in prior periods to Shuya Watanabe that resulted in a total obligation of JPY175,442,002 (approximately US$1,474,000) at March 2, 2015. Mr. Watanabe settled this obligation by assigning to LinkBit a note (the “Secured Note”) payable to him in the principal amount of JPY181,720,000 (approximately US$1,536,000) secured by 1,400,000 shares of Grand Perfecta common stock. LinkBit is obligated to pay to Mr. Watanabe any amount it collects in excess of excess of the JPY175,442,002 (approximately US$1,421,000 at July 31, 2015). The Secured Note was issued to Mr. Watanabe by Umajin Japan, a company owned and controlled by Motonori Okai, a Director of Grand Perfecta, and was payable in three annual equal installment of principal plus accrued interest on the last day of February beginning with February 2016. Compounding interest accrues quarterly on the Secured Note at the minimum mid-term quarterly rate published from time to time by the US Internal Revenue Service. Effective November 2, 2015, the Company, LinkBit, and Umajin Japan entered into a Note Payment and Satisfaction Agreement. Under this agreement the Secured Note (including all accrued interest) was settled in full and the 1,400,000 shares of the Company’s common stock pledged as security were surrendered to the Company and canceled. Concurrently with the Satisfaction Agreement the Company and Umajin Japan modified the service agreement between them effective November 1, 2015, to set the monthly fee payable by the Company to Umajin Japan for providing horserace information at 16 million yen per month (inclusive of consumption tax), and to set the monthly fee payable for providing horseracing related email magazine and web page content at 7 million yen per month (inclusive of consumption tax).

Shuya Watanabe has made advances to LinkBit that totaled JPY84,705,904 (approximately US$830,000) at July 31, 2016. There is no stated interest on the advances and no stated maturity date.

Mr. Okai is the responsible director and sole owner of Umajin Japan, which received advances from LinkBit in prior periods that totaled JPY60,228,650 (approximately US$488,000) at July 31, 2015. In November 2015, LinkBit sold the receivable to a third party at a price of JPY59,626,363 (approximately US$483,000).

LinkBit has an ongoing commercial relationship with Umajin Japan (of which Mr. Okai is a director and the sole owner), LinkBit purchases information and data from Umajin Japan. Payments to Umajin Japan were JPY247,092,960 (approximately US$2,150,000), including consumption tax payments of JPY18,303,173 (approximately US$159,000) in fiscal year 2016. We expect this same commercial relationship will continue for the fiscal year ending July 31, 2017.

Mr. Ozawa has made an advance to LinkBit in the amount of JPY20,000,000 (approximately US$196,000) as of July 31, 2016. There is no stated interest on the advance and it is payable on demand.

Akira Tanabe is the representative director of Clara Ltd., which has made advances to LinkBit that totaled JPY150,000,000 (approximately US$1,215,000). The interest rate on the advances is 1% per annum, and is due upon demand. At July 31, 2016, the principal balance of the advance outstanding was JPY150,000,000 (approximately US$1,470,000). Interest payments to Clara Ltd. for fiscal year 2016 totaled JPY1,500,000 (approximately US$13,000).

Additionally, LinkBit is a party to a services agreement with Cheval Attache Co., Ltd. (of which Mr. Tanabe is a representative director) dated August 2014. Cheval Attache delivers services relating to content and application development. LinkBit pays a monthly fee of JPY1,000,000 (approximately US$9,000) to Cheval Attache. During fiscal year 2016 a total of JPY12,000,000 (approximately US$104,000) in service fees was paid to Cheval Attache.

Director Independence

Our common stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation or if there have been certain transactions between the Company and the director or another company with which the director is affiliated. Under these standards Enrique Marchese is the only director that the Board of Directors has determined is an independent director.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company by Mac Accounting Group, LLP, Haynie & Company, and by HJ & Associates for the years ended July 31, 2016 and 2015, for professional fees are as follows:

	2016	2015
Audit fees	$216,000	$225,000
Audit related fees	-0-	-0-
Total audit and related fees	216,000	225,000

Other consulting fees	-0-	-0-
Tax fees	30,000	1,000
Total fees	$246,000	$226,000

Audit Fees and audit related fees are amounts billed for professional services that our independent public accounting firm provided for the audit of our annual financial statements, review of the financial statements included in our reports on 10-Q, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document

3.1	Articles of Incorporation of Grand Perfecta, Inc. (formerly known as STI Holdings, Inc.) (1)

3.2	Bylaws of Grand Perfecta, Inc. (1)

3.3	Certificate of Amendment to Articles of Incorporation dated January 9, 2008, designating preferred stock as Series A Convertible Preferred Stock (1)

3.4	Certificate of Amendment to Articles of Incorporation dated June 21, 2011, for Designation of Rights, Privileges, and Preferences of Series A Convertible Preferred Stock of Grand Perfecta, Inc. (formerly known as STI Holdings, Inc.) (1)

3.5	Certificate of Amendment to Articles of Incorporation dated March 29, 2013, for name change of STI Holdings, Inc. to Grand Perfecta, Inc. (1)

4.1	Convertible Debenture dated March 5, 2015 with respect to JPY200,000,000 principal amount of convertible notes bearing interest at 1.0% per annum (1)

4.2	First Amendment dated March 2, 2016, to the Convertible Debenture dated March 5, 2015 (2)

10.1	Service Agreement dated August 1, 2014 between Link Bit Consulting Co., Ltd. and Cheval Attache Co., Ltd. (1)

10.2	Loan Agreement dated March 26, 2012 between Clara Ltd., as lender, and Link Bit Consulting Co., Ltd., as borrower (1)

10.3	Revised Loan Agreement dated January 29, 2013 between Clara Ltd., as lender, and Link Bit Co., Ltd., as borrower (1)

10.4	Offshore Securities Purchase Agreement dated as of March 5, 2015 between Grand Perfecta, Inc. and Europlus International Ltd. (1)

10.5	Link Bit Co., Ltd. office lease with Tokyo Teleport Center Co., Ltd. dated August 31, 2014 (1)

10.6	Stock Purchase Agreement dated June 11, 2014 between Grand Perfecta, Inc. and Kuzuaki Goto (1)

10.7	Lease (license) between Umajin Hong Kong Ltd and Apex Business Centre Limited dated as of June 25, 2014 (1)

10.8	Offer Letter between Grand Perfecta, Inc. and Enrique Marchese dated May 8, 2014 (1)

10.9	Note Payment and Satisfaction Agreement between Link Bit Consulting Co., Ltd., and Umajin Co. Ltd., dated October 28, 2016 (3)

10.10	Services Agreement between Link Bit Consulting Co., Ltd., and Umajin Co. Ltd., dated October 28, 2016 (3)

10.11	Money Loan Agreement between Link Bit Consulting Co., Ltd., and Fuji Kigyo Co., Ltd., dated December 18, 2015 (4)

10.12	Loan Agreement dated June 15, 2016, between Link Bit Consulting Co., Ltd., and Toshiro Ohshimo

10.13	Offshore Securities Purchase Agreement dated August 23, 2016, between Grand Perfecta, Inc., and Sakura Corporation

14.1	Code of Ethics (5)

21.1	List of Subsidiaries (5)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)       These exhibits are incorporated herein by this reference to our registration statement on Form 10, filed with the Securities and Exchange Commission on April 15, 2015.

(2)       This exhibit is incorporated herein by this reference to our report on Form 10-Q for the period ended April 30, 2016, filed with the Securities and Exchange Commission on June 14, 2016.

(3)       These exhibits are incorporated herein by this reference to our report on Form 10-Q for the period ended October 31, 2015, filed with the Securities and Exchange Commission on December 15, 2015.

(4)       This exhibit is incorporated herein by this reference to our report on Form 10-Q for the period ended January 31, 2016, filed with the Securities and Exchange Commission on March 16, 2016.

(5)       These exhibits are incorporated herein by this reference to our report on Form 10-K for the period ended July 31, 2015, filed with the Securities and Exchange Commission on November 13, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAND PERFECTA, INC.

Date: November 8, 2016	By /s/ Shuya Watanabe
Shuya Watanabe, Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2016	By /s/ Masashi Takegaki
Masashi Takegaki, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 8, 2016	/s/ Shuya Watanabe
Shuya Watanabe, Director

Date: November 8, 2016	/s/ Takashi Ozawa
Takashi Ozawa, Director

Date: November 8, 2016	/s/ Masashi Takegaki
Masashi Takegaki, Director

Date: November 8, 2016	/s/ Motonori Okai
Motonori Okai, Director

Date: November 8, 2016	/s/ Takashi Ozawa
Takashi Ozawa, Director

Date: November 8, 2016	/s/ Hideaki Takahashi
Hideaki Takahashi, Director

Date: November 8, 2016	/s/ Akira Tanabe
Akira Tanabe, Director

Date: November 8, 2016	/s/ Enrique Marchese
Enrique Marchese, Director

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Grand Perfecta, Inc.

  Report of Independent Registered Public Accounting Firm

To the Board of Directors
Grand Perfecta, Inc.
Kaigan Minato-ku Tokyo Japan

We have audited the accompanying consolidated balance sheet of Grand Perfecta, Inc. and subsidiaries as of July 31, 2016, and the related statements of operations, comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2016 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Perfecta, Inc. and subsidiaries as of July 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Mac Accounting Group, LLP

Mac Accounting Group, LLP
Midvale, Utah
November 8, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Grand Perfecta, Inc.
Kaigan Minato-ku Tokyo Japan

We have audited the accompanying consolidated balance sheet of Grand Perfecta, Inc. and Subsidiaries as of July 31, 2015, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Perfecta, Inc. and Subsidiaries as of July 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
November 13, 2015

GRAND PERFECTA, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2016	2015

Assets

Current assets
Cash	$83,295	$75,778
Accounts receivable, net	738,924	612,553
Due from related parties	–	487,852
Current portion of notes receivable	2,457,846	1,537,869
Deferred tax assets, current portion	112,008	303,024
Prepaid expenses and other current assets	12,660	417,208
Total current assets	3,404,733	3,434,284

Property and equipment, net	242,749	273,263

Other assets
Long-term notes receivables, net of current portion	644,543	547,372
Long-term portion due from related parties, net of current portion	–	1,471,932
Deferred tax assets, long-term portion	620,347	222,423
Goodwill	7,449,853	6,257,112
Other intangibles, net	126,447	–
Other assets	675,382	496,019
Total other assets	9,516,572	8,994,858
Total assets	$13,164,054	$12,702,405

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$2,665,190	$1,458,735
Accounts payable to related party	278,977	–
Deferred revenues	1,424,008	1,189,437
Current portion of notes payable	3,797,916	2,274,541
Notes payable to related parties, net of discount	2,777,069	2,208,918
Convertible note payable	1,078,000	1,620,000
Taxes payable	310,229	612,102
Total current liabilities	12,331,389	9,363,733
Long-term portion of notes payable, net of current portion	2,077,600	1,174,500
Total liabilities	14,408,989	10,538,233

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding as of July 31, 2016 and 2015	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 30,100,000 and 30,500,000 shares issued and outstanding as of July 31, 2016 and 2015, respectively	30,100	30,500
Additional paid-in capital	4,062,308	4,121,034
Accumulated other comprehensive income	297,999	439,265
Accumulated deficit	(5,855,880)	(2,645,873)
Total GPI stockholders' equity (deficit)	(1,465,373)	1,945,026
Noncontrolling interest	220,438	219,146
Total stockholders' equity (deficit)	(1,244,935)	2,164,172
Total liabilities and stockholders' equity	$13,164,054	$12,702,405

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	July 31,	July 31,
	2016	2015

Net sales	$14,267,112	$17,736,064
Total revenues	14,267,112	17,736,064

Operating expenses:
Cost of sales	5,234,575	4,473,096
Depreciation and amortization expense	91,757	110,383
Impairment charge	99,502	–
Advertising	172,983	911,562
Rent expense	898,360	812,747
Salaries and wages	4,906,843	5,151,504
Other general and administrative expenses	4,558,636	4,303,062
Total operating expenses	15,962,656	15,762,354

Income (loss) from operations	(1,695,544)	1,973,710

Other income (expense):
Loss on settlement of note receivable	(1,312,276)	–
Other income	375,708	131,371
Gain on exchange	10,183	40,275
Interest income	11,501	12,620
Interest expense	(664,196)	(790,427)
Total other income (expense)	(1,579,080)	(606,161)

Net income (loss) before provision for income taxes	(3,274,624)	1,367,549
Provision for (benefit from) income taxes	(64,555)	449,316
Net income (loss)	(3,210,069)	918,233
Less: net loss attributable to noncontrolling interest	(62)	(406)
Net income (loss) attributable to GPI	$(3,210,007)	$918,639

Net income (loss) per share, basic and diluted	$(0.11)	$0.03
Weighted average number of common
shares outstanding, basic and diluted	29,934,973	30,500,000

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended
	July 31,	July 31,
	2016	2015

Net income (loss)	$(3,210,069)	$918,233
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(141,266)	(297,091)
Total other comprehensive income, net of tax	(141,266)	(297,091)
Comprehensive income (loss)	(3,351,335)	621,142
Comprehensive income (loss) attributable to noncontrolling interest	44,139	(46,079)
Comprehensive income (loss) attributable to GPI stockholders	$(3,307,196)	$575,063

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Total
Balance, July 31, 2014	100,000	$100	30,500,000	$30,500	$4,121,034	$736,356	$(3,564,512)	$265,631	$1,589,109

Foreign currency translation adjustment	–	–	–	–	–	(297,091)	–	(46,079)	(343,170)
Net income	–	–	–	–	–	–	918,639	(406)	$918,233
Balance, July 31, 2015	100,000	$100	30,500,000	$30,500	$4,121,034	$439,265	$(2,645,873)	$219,146	2,164,172

Stock issued for services	–	–	1,000,000	1,000	119,000	–	–	–	120,000
Settlement of related party note receivable through exchange of stock	–	–	(1,400,000)	(1,400)	(194,600)	–	–	–	(196,000)
Sale of interest in subsidiary	–	–	–	–	–	–	–	(42,785)	(42,785)
Discount from note payable to related parties	–	–	–	–	16,874	–	–	–	16,874
Foreign currency translation adjustment	–	–	–	–	–	(141,266)	–	44,139	(97,127)
Net loss	–	–	–	–	–	–	(3,210,007)	(62)	(3,210,069)
Balance, July 31, 2016	100,000	$100	30,100,000	$30,100	$4,062,308	$297,999	$(5,855,880)	$220,438	$(1,244,935)

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	July 31,	July 31,
	2016	2015

Cash flows from operating activities
Net income (loss)	$(3,210,069)	$918,233
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91,757	110,383
Loss on settlement of note receivable	1,312,276	–
Share-based compensation	120,000	–
Impairment charge	99,502	–
Amortization of debt discount	4,033	–
Loss on disposal of property and equipment	42,174	–
Loss on write-off of notes receivables	7,395	89,188
Gain on forgiveness of note payable	(165,300)	–
Gain on sale of interest in subsidiary	(35,462)	–
Gain on bargain purchase of subsidiary	(84,432)	–
Provision for (benefit from) deferred taxes	(85,782)	558,578
Changes in operating assets and liabilities:
Accounts receivable	22,700	(93,557)
Prepaid expenses and other current assets	376,477	(383,965)
Other assets	(6,629)	15,578
Accounts payable and accrued expenses	910,296	(786,567)
Accounts payable to related party	247,663	–
Deferred revenue	(74,066)	42,878
Taxes payable	(382,036)	(13,426)
Net cash provided by (used in) operating activities	(809,503)	457,323

Cash flows from investing activities
Purchase of property and equipment	(89,091)	(70,507)
Proceeds from sale of property and equipment	53,391	–
Proceeds from lending to related parties, net	–	274,876
Proceeds from collection of notes receivables	690,070	891,305
Payments for notes receivable lending	(687,935)	(1,163,402)
Proceeds from sale of interest in subsidiary, net	2,371	–
Payments for acquisition of subsidiaries, net of cash received	(175,963)	–
Net cash used in investing activities	(207,157)	(67,728)

Cash flows from financing activities
Proceeds from notes payable	2,610,457	1,433
Payments on note payable	(920,251)	(3,686,849)
Proceeds from notes payable to related parties, net	104,400	–
Proceeds from convertible note payable	–	1,720,000
Payments on convertible note payable	(783,000)	–
Net cash provided by (used in) financing activities	1,011,606	(1,965,416)

Effect of exchange rate fluctuations on cash	12,571	(230,673)

Net change in cash	7,517	(1,806,494)
Cash, beginning of the period	75,778	1,882,272
Cash, end of the period	$83,295	$75,778

Supplemental disclosure of cash flow information:
Interest paid	$660,163	$783,425
Income taxes paid	$403,263	$199,015

Supplemental disclosure of non-cash investing and financing information:
Decrease in common stock, par value, from settlement of related party note receivable	$(1,400)	$–
Decrease in additional paid-in capital from settlement of related party note receivable	$(194,600)	$–
Forgiveness of Basougu note payable in conjunction with acquisition	$(12,641)	$–
Increase in additional paid in capital and debt discount for imputed interest	$16,874	$–
Reclassification of balance from related party notes receivable to notes receivable	$499,898	$–

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Organization

Grand Perfecta, Inc. (“Grand Perfecta”) was incorporated in the State of Nevada on March 25, 2002, as STI Holdings, Inc. (“STI”). On May 12, 2012, Grand Perfecta completed an Agreement and Plan of Reorganization whereby it acquired 100% of the issued and outstanding shares of Link Bit Consulting Co, Ltd. (“LinkBit”), a Japanese corporation, for 25,000,000 common shares in a transaction accounted for as a recapitalization of LinkBit. Effective March 29, 2013, STI amended its Articles of Incorporation to change its name to Grand Perfecta, Inc. On May 27, 2013, Grand Perfecta issued 272,668 shares in exchange for 100% of the issued and outstanding shares of Umajin Hong Kong Ltd. (“Umajin HK”), a Hong Kong corporation that maintains an office in Hong Kong. In August 2015, Grand Perfecta formed Sports Perfecta, Inc. (“Sports Perfecta”), as a California subsidiary to pursue development of a fantasy sports offering to horse racing fans. The operations of Grand Perfecta, LinkBit, Umajin HK, and Sports Perfecta are collectively referred to as the “Company.”

On December 16, 2015, LinkBit acquired 100% of the outstanding shares of Basougu Shokuninkai Co., Ltd. (“Basougu”), a Japanese corporation (See Note 7). On January 7, 2016, Sports Perfecta acquired 100% of the outstanding stock of Just Mobile Sdn. Bhd. (“Just Mobile”), a Malaysian company (see Note 7). On January 20, 2016, Just Mobile changed its name to Sports Perfecta Technologies Sdn Bhd (“SPT”). The operations of Just Mobile are referred to as SPT after the acquisition date of January 7, 2016.

Nature of Business

The Company is engaged in the business of transmitting and providing horse racing information via various types of media, including multiple websites owned and operated by the wholly owned subsidiaries of LinkBit and Umajin HK. LinkBit currently operates 9, websites through its various subsidiaries, which generate substantially all of the Company’s revenue.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with principles generally accepted in the United States of America (“GAAP”) and include the accounts of Grand Perfecta and its wholly-owned subsidiaries LinkBit, Umajin HK, and Sports Perfecta. All intercompany balances and transactions have been eliminated in consolidation. The Company has determined that two affiliated entities, Space Cultivation Mobile and Japan Horse Circle, which LinkBit conducts business with are variable interest entities and that the Company is the primary beneficiary of each entity. As a result, the Company has consolidated the accounts of these variable interest entities into the accompanying consolidated financial statements. As the Company does not have any ownership interest in these variable interest entities, the Company has allocated the contributed capital in these variable interest entities as a component of noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity

Based on operating losses and negative cash from operations, there is uncertainty about the Company’s ability to continue as a going concern. Management’s plan in this regard is to improve sales and further reduce costs, including the shift of its broadcast program from satellite television to web TV. To finance operations while it improves operating results, it has sold $1 million of common stock in August 2016 (see Note 15) and if necessary will continue financing activity such as taking loans, issuing new stock and asking existing creditors to convert their loans to shares of the Company’s common stock.

As of July 31, 2016, we had cash of $83,295 and a working capital deficit of $8,926,656 as compared to cash of $75,778 and a working capital deficit of $5,929,449 at July 31, 2015.

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

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD at the following balance sheet dates.

	Balance Sheet Dates
	July 31,	July 31,
	2016	2015

Japanese Yen to USD	0.0098	0.0081
Hong Kong Dollars to USD	0.1289	0.1290
Malaysian Ringgit to USD	0.2485	NA

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD for the following operating periods.

	For the Year Ended
	July 31,	July 31,
	2016	2015

Japanese Yen to USD	0.0087	0.0086
Hong Kong Dollars to USD	0.1289	0.1290
Malaysian Ringgit to USD	0.2413	NA

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of July 31, 2016 and 2015.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of July 31, 2016 and 2015.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives once the individual assets are placed in service. Estimated useful lives for the assets are as follows.

Buildings and fixtures	8 - 43 years
Autos and trucks	2 - 6 years
Tools and equipment	4 - 10 years
Computer software	5 years

Goodwill

The Company’s goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, the Company conducted an analysis of the goodwill on its single reporting unit. As of July 31, 2016, the assessment for impairment found that the goodwill recorded for the acquisition of Umajin HK was impaired due to the ongoing and projected future losses of Umajin HK. As a result, an impairment charge of $99,502 was recorded during the year ended July 31, 2016. There was no impairment during the year ended July 31, 2015.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the year ended July 31, 2016 or 2015.

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

The Company has determined that the book value of its outstanding financial instruments as of July 31, 2016 and 2015 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash, accounts receivable, notes receivable, and amounts due from related parties. The Company maintains its cash in banks located in Japan, Hong Kong, Malaysia and the United States in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers and note receivable holders. The Company had losses related to the write off of notes receivable during the year ended July 31, 2016 and 2015 of $7,395 and $89,188, respectively, in addition to the $1,312,276 loss on settlement of note receivable that was recorded during the year ended July 31, 2016 (see Note 4).

Revenue Recognition

The Company’s revenue consists primarily of sales of comprehensive horse racing information through multiple websites focusing on all aspects of the horse racing industry in Japan. Publication of horse racing digital magazines, and participating in other public events and media programs related to the horse racing industry do not generate significant revenue directly. These activities are undertaken for the purpose of increasing the number of horse racing fans and driving potential customers to our websites so as to hopefully eventually convert them to paying customers.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs incurred amounted to $172,983 and $911,562 for the years ended July 31, 2016 and 2015, respectively.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. As of July 31, 2016 and 2015, the Company had total options of 3,000,000 which were excluded from the computation of net income per share because they are anti-dilutive. As of July 31, 2016 and 2015, the Company had convertible notes convertible into 980,000 and 1,472,727, respectively, shares of common stock which were excluded from the computation because they are anti-dilutive. As a result, the basic and diluted earnings per share were the same for each of the periods presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance on determining management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The guidance in ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 with early application permitted. Management has adopted ASU 2014-15 during the year ended July 31, 2016.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810). ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. The guidance in ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 with early application permitted. Management has adopted ASU 2015-02 during the year ended July 31, 2016.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires that lessees will be required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU No. 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The standard will take effect for fiscal years and interim periods within those fiscal years beginning after December 15, 2018 with earlier adoption permitted. The Company is assessing the impact of adopting ASU No. 2016-02 on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09 ("ASU 2016-09"), Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted.  The Company is assessing the impact of adopting ASU No. 2016-09 on the Company’s consolidated financial statements.

3.  PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consisted of the following.

	July 31,	July 31,
	2016	2015

Buildings and fixtures	$317,140	$262,126
Autos and trucks	297,014	294,513
Tools and equipment	538,231	427,469
Computer software	1,553,734	1,284,209
Horses	–	24,454
	2,706,119	2,292,771
Less: accumulated depreciation	(2,463,370)	(2,019,508)

	$242,749	$273,263

Depreciation expense amounted to $71,530 and $110,383 for the year ended July 31, 2016 and 2015, respectively.

4.  DUE FROM RELATED PARTIES

The total amounts due from related parties amounted to $0 and $1,959,784 as of July 31, 2016 and 2015, respectively, which represented borrowings made to Umajin Co., Ltd. (“Umajin Japan”), a related party entity owned by one of the directors of the Company. Effective October 30, 2015, the Company entered into a Receivables Transfer Agreement with Europlus International (“EI”), in which the Company transferred $499,898 (JPY 60,228,650) of outstanding receivables due from Umajin Japan to EI in exchange for a note receivable of $494,899 (JPY 59,626,363) to be paid in three quarterly installments starting on January 31, 2016 and finishing on July 31, 2016. The amount was collected in full by the Company on August 1, 2016.

Effective November 2, 2015, the Company entered into a Note Payable and Satisfaction Agreement (the “Satisfaction Agreement”) with Umajin Japan in order to settle the remaining receivable balance outstanding. The Company was the holder of a promissory note made by Umajin Japan in the principal amount of JPY 181,720,000 ($1,508,276 as of November 2, 2015). The promissory note was secured by 1,400,000 shares of the Company’s common stock, which were owned by Umajin Japan. Pursuant to the Satisfaction Agreement, Umajin Japan agreed to sell its shares of common stock to the Company, and the Company has agreed to release Umajin Japan from any further obligation due under the promissory note. The fair value of the common stock sold to the Company amounted to $196,000. The difference between the fair value of the common stock and the outstanding balance of the note receivable amounted to $1,312,276, which was recorded as loss from settlement of note receivable in the accompanying consolidated statement of operations for the year ended July 31, 2016.

5.  NOTES RECEIVABLE

The Company’s outstanding notes receivable consist of unsecured advances, including interest ranging from 0% to 8% per annum, payable in full on dates extending through 2039. As of July 31, 2016 and 2015, the Company had total outstanding notes receivable of $3,102,389 and $2,085,241, respectively. The portion of these outstanding notes receivables that were either due on demand or had scheduled due dates within one year amounted to $2,457,846 and $1,537,869 as of July 31, 2016 and 2015, respectively.

The future scheduled maturities of outstanding notes receivables as of July 31, 2016 based on contractual due dates are as follows.

Year Ended
July 31,

2017	$2,457,846
2018	–
2019	7,010
2020	16,122
2021	14,700
Thereafter	606,711
Total	$3,102,389

6.  GOODWILL

The Company has recorded goodwill relating to the purchase of Media 21, Inc. in 2011, as well as the acquisition of Umajin HK on May 27, 2013. The following is a summary of the activity relating to goodwill for the years ended July 31, 2015 and 2016. There were no accumulated impairment losses as of July 31, 2015, and the impairment expense related to Umajin HK of $99,502 during the year end July 31, 2016 has been the only impairment expense recognized.

Balance as of July 31, 2014	$7,549,434
Foreign currency translation adjustment	(1,292,322)
Balance as of July 31, 2015	6,257,112
Impairment of Umajin HK goodwill	(99,502)
Foreign currency translation adjustment	1,292,243
Balance as of July 31, 2016	$7,449,853

7.  ACQUISITIONS

On January 7, 2016, Sports Perfecta entered into a Share Purchase Agreement to acquire 100% of the outstanding shares of SPT. The total aggregate purchase price for the outstanding shares of SPT amounted to $200,000, of which $120,000 was paid on the closing date and the remaining $80,000 was paid in April 2016.

Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. The fair values of identifiable intangible assets were based on valuations using the income approach.

The purchase price was allocated as follows as of the acquisition date:

Cash	$38,908
Accounts receivable	20,960
Other current assets	6,751
Intangible assets	134,476
Current liabilities	(1,095)
Total Purchase Price	$200,000

Intangible assets acquired represent developed technology which has an estimated useful life of 4 years. Amortization expense for intangible assets for year ended July 31, 2016 amounted to $20,227. Estimated future expected amortization of intangible assets as of July 31, 2016 is as follows.

Year Ended
July 31,

2017	$36,819
2018	36,819
2019	36,819
2020	15,990
Total	$126,447

On December 16, 2015, the Company entered into a purchase agreement to acquire 100% of the outstanding shares of Basougu. The total purchase price for the outstanding shares of Basougu amounted to 2 million Japanese Yen ($16,400 on the purchase date). The fair value of the net assets acquired from Basougu amounted to $95,980 as of the acquisition date. As the fair value of the net assets was greater than the purchase price, the Company recorded a gain on the acquisition of Basougu of $79,580, which is reflected as a component of other income on the accompanying statements of operations for the year ended July 31, 2016. There was no goodwill or other intangible assets acquired in connection with the purchase of Basougu.

8.  NOTES PAYABLE

A summary of the Company’s outstanding notes payable is as follows:

	July 31,	July 31,
	2016	2015

Unsecured notes payable originally issued on September 30, 2009 and November 30, 2010, due in full on November 30, 2015, bearing interest at 3.5% per annum due monthly.	$–	$39,658
Unsecured note payable issued on July 23, 2013, due on July 5, 2016, bearing interest at 1.2% per annum due monthly.	–	136,728
Unsecured note payable issued on June 15, 2016, due on December 15, 2016, bearing interest at 15% per annum due monthly.	980,000	–
Unsecured note payable issued on December 20, 2011, due on December 31, 2016, bearing interest at 15% per annum due monthly.	1,862,000	1,539,000
Unsecured note payable issued on June 28, 2013, due on December 31, 2016, bearing interest at 15% per annum due monthly.	196,000	162,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	539,000	931,500
Unsecured note payable issued on December 18, 2015, due on February 29, 2019, bearing interest at 12% per annum due monthly.	980,000	–
Unsecured note payable issued on February 5, 2016, due in 23 installments of JPY 3,000,000 beginning in February 2017 and a final installment of JPY 31,000,000 in January 2019, bearing interest at 12% per annum due monthly.	980,000	–
Unsecured note payable resulting from the Company co-signing for debt of a vendor in 2010. The note was due on demand, bearing interest at 18% per annum due monthly.	–	348,300
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	294,000	243,000
Unsecured notes payable, non-interest bearing, due on demand	44,516	48,855
Total notes payable	5,875,516	3,449,041
Less: current portion of notes payable	3,797,916	2,274,541
Long-term portion of notes payable	$2,077,600	$1,174,500

Substantially all of the above outstanding notes payable are personally guaranteed by the Company’s Chief Executive Officer.

Future scheduled maturities of long-term debt are as follows:

Year Ended
July 31,

2017	$3,797,916
2018	646,800
2019	1,430,800
Total	$5,875,516

9.  NOTES PAYABLE TO RELATED PARTIES

A summary of the Company’s outstanding notes payable is as follows:

	July 31,	July 31,
	2016	2015

Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	$980,000	$810,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	490,000	405,000
Unsecured note payable issued on June 14, 2016, non-interest bearing and due on December 13, 2016 discounted using an effective interest rate of 12%. The balance is due to a related party entity which is owned by one of the directors of the Company.	294,000	–
Unsecured note payable due to the Company's Chairman and CEO, non-interest bearing and due on demand.	830,118	831,918
Unsecured note payable due to the Company's President, non-interest bearing and due on demand.	196,000	162,000
Total notes payable to related parties	2,790,118	2,208,918
Discount on notes payable to related parties	13,049	–
Notes payable to related parties, net	$2,777,069	$2,208,918

The Company imputed interest on the above note payable received on June 14, 2016 using the effective interest rate of 12%, which approximated the Company’s incremental borrowing rate. The total interest imputed amounted to $16,874, which was recorded as a discount to the note payable and an increase to additional paid-in capital. The amount is being amortized as interest expense through the maturity date of the note of December 13, 2016.

10.  CONVERTIBLE NOTE PAYABLE

On March 5, 2015, the Company entered into a convertible note agreement for total principal borrowings of JPY 200,000,000 ($1,620,000 at July 31, 2015). The amounts were originally due on March 5, 2016 and bear interest at a rate of 1% per annum. At the option of the debt holder, beginning 40 days after the issuance of the note, the debt holder may convert the outstanding balance of the note into shares of the Company’s common stock at a conversion rate equal to one share per JPY130.90 or $1.10 of outstanding principal and accrued interest. During the year ended July 31, 2016, we made payments of $783,000 on the outstanding principal of the convertible note payable, and the debt holder agreed to extend the maturity date for an additional 6 months until September 5, 2016. Subsequent to the year ended July 31, 2016, the debt holder agreed to further extend the due date until December 31, 2016. As of July 31, 2016, the remaining outstanding balance amounted to JPY 110,000,000 ($1,078,000 at July 31, 2016).

The conversion feature associated with the convertible note payable created a derivative liability as of April 14, 2015, the date in which the note became convertible. The Company valued the derivative as of each subsequent reporting period using the Black-Scholes pricing model. The value at each of these dates amounted to $0. The assumptions used in the Black-Scholes model during the years ended July 31, 2016 and 2015 were as follows.

	Year Ended	Year Ended
	July 31,	July 31,
	2016	2015

Expected life in years	0.09 - 0.35	0.60 - 0.89
Stock price volatility	29.25% - 41.05%	32.0% - 32.4%
Risk-free interest rate	0.19% - 0.23%	0.23% - 0.33%
Expected dividends	None	None
Forfeiture rate	NA	NA

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

The Company had 100,000 shares of Series A Preferred Stock issued and outstanding as of July 31, 2016 and 2015.

Common Stock Transactions

Pursuant to the Satisfaction Agreement effective November 2, 2015 (see Note 4), Umajin Japan agreed to sell 1,400,000 shares of the Company’s common stock back to the Company, and the Company has agreed to release Umajin Japan from any further obligation due under the promissory note.

Effective January 25, 2016, the Company entered into a consulting agreement with an investor relations firm for a term of six months. Per the terms of the agreement, as compensation for the services to be provided, the Company issued 1,000,000 shares on February 8, 2016, which were fully vested on the date of the agreement. The total value of the shares as of the agreement date amounted to $120,000, which has been reflected as general and administrative expense during the year ended July 31, 2016.

Sale of Interest in Subsidiary

On July 29, 2016, the Company sold its 50% ownership interest in Ripuran Co., Ltd. (“Ripuran”) for a total of JPY 350,000 (approximately $3,000). The gain on the sale of the interest in Ripuran amounted to $35,462 and is included as a component of other income for the year ended July 31, 2016 in the accompanying consolidated statements of operations.

Stock Options

In connection with the sale of stock on June 11, 2014, the Company granted an option to the buyer to purchase an additional 3,000,000 shares of common stock for a purchase price of $3 million at any time prior to June 11, 2019. The options are outstanding as of July 31, 2016.

12.  INCOME TAXES

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

Net deferred tax assets consisted of the following as of July 31, 2016 and 2015.

	July 31,	July 31,
	2016	2015
Deferred tax assets:
Commission expenses	$393,890	$273,730
Loss carryforwards	273,144	–
Allowance for doubtful accounts	51,450	40,762
Deposits	–	151,102
Other	70,245	125,491

Deferred tax liabilities:
Depreciation	(18,461)	(27,465)
Others	(9,689)	(14,331)

Valuation allowance	(28,224)	(23,842)

Net deferred tax assets	$732,355	$525,447

The income tax provision differs from the amount of income tax determined by applying the Japanese income tax rate to pretax income from continuing operations for the years ended July 31, 2016 and 2015 due to the following.

	July 31,	July 31,
	2016	2015
Income tax expense (benefit) based on book income at Japenese statutory rate	$(649,395)	$527,350
Loss on credit recorded	486,383	–
Entertainment expense	90,679	121,904
Additional taxes	5,988	2,487
Tax loss carry-forwards utilized only for local tax	–	(122,837)
Tax rate difference between current tax and deferred tax assets	(14,263)	(42,187)
Others	16,053	(37,401)
Total income tax provision	$(64,555)	$449,316

The Company classifies income tax penalties and interest, if any, as part of other general and administrative expenses in the accompanying consolidated statements of operations. There was no accrued interest or penalties as of July 31, 2016 or 2015.

13.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate headquarters and administrative offices in Toyko Japan, as well as the administrative offices of Umajin HK in Hong Kong and SPT in Kuala Lumpur, Malaysia under operating leases extending through April 15, 2019. The Company incurred rent expense of $898,360 and $812,747 for the years ended July 31, 2016 and 2015, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows.

Years ending July 31,

2017	$659,492
2018	128,957
2019	54,109
Total	$842,558

Litigation

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this annual report, there have been no material legal proceedings relating to the Company.

Other Contingencies

The Company has received notices from the Internal Revenue Service of potential penalties resulting from the failure to file certain returns for the calendar years December 31, 2013 through 2015. The total maximum potential losses resulting from these penalties amount to approximately $490,000. Management believes it is reasonably possible the Company will incur losses related to these penalties, but is unable to estimate any range of loss and does not believe it is probable. As a result, the Company has not reflected any expense or accrual related to these penalties in the accompanying consolidated financial statements as of, or for the years ended July 31, 2016 or 2015.

14.  RELATED PARTY TRANSACTIONS

As of July 31, 2016 and 2015, the Company had $0 and $1,959,784, respectively, of notes receivable due from related parties (see Note 4).

As of July 31, 2016 and 2015, the Company had $2,790,118 and $2,208,918, respectively of notes payable due to related parties (see Note 9).

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

Total fees paid to Umajin Japan for the year ended July 31, 2016 and 2015 amounted to $2,149,709 and $1,242,222, respectively. The fees paid to Umajin Japan are included in cost of sales in the accompanying consolidated statements of operations. The Company also subleased office space to Umajin Japan during the year ended July 31, 2016. Total sublease income from Umajin Japan for the year ended July 31, 2016 amounted to $33,600, and is recorded as a reduction of rent expense in the accompanying consolidated statements of operations. The Company also received payments of $4,909 during the year ended July 31, 2016 from Umajin Japan as reimbursement of utility expenses under the sublease which have been recorded as a reduction of other general and administrative expenses in the accompanying consolidated statements of operations. As of July 31, 2016, the Company had $278,977 due to Umajin Japan, which is reflected in accounts payable to related party in the accompanying consolidated balance sheets.

During the year ended July 31, 2016, the Company sold horses to Cheval Attache Co., Ltd., a related party company owned by one its directors, for approximately $50,000 for a gain of approximately $14,000. In addition, during the years ended July 31, 2016 and 2015, the Company received consulting services from Cheval Attache Co., Ltd. of approximately $104,000 and $103,000, respectively, which are included in cost of sales in the accompanying consolidated statements of operations.

15.  SUBSEQUENT EVENTS

On August 23, 2016, the Company entered into an Offshore Securities Purchase Agreement with an investor whereby the Company sold 1,000,000 shares of common stock for a purchase price of JPY100,000,000 (US $1,000,000 as of August 23, 2016).

