Form 10-Q
period 2016-10-31
Grand Perfecta, Inc.
filed 2016-12-14
CIK 1550053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

As of December 15, 2016, 31,100,000 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

GRAND PERFECTA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Consolidated Balance Sheets at October 31, 2016 (Unaudited) and July 31, 2016

Consolidated Statements of Operations (Unaudited) — Three Months Ended October 31, 2016 and 2015

Consolidated Statements of Comprehensive Income (Unaudited) — Three Months Ended October 31, 2016 and 2015

Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended October 31, 2016 and 2015

Notes to Consolidated Financial Statements (Unaudited)

GRAND PERFECTA, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2016	2016
	(Unaudited)
Assets

Current assets
Cash	$43,698	$83,295
Accounts receivable, net	688,229	738,924
Accounts receivable - related party	285,000	–
Current portion of notes receivable	2,322,975	2,457,846
Deferred tax assets, current portion	108,579	112,008
Prepaid expenses and other current assets	13,607	12,660
Total current assets	3,462,088	3,404,733

Property and equipment, net	220,967	242,749

Other assets
Long-term notes receivables, net of current portion	620,467	644,543
Deferred tax assets, long-term portion	601,356	620,347
Goodwill	7,221,798	7,449,853
Intangible assets, net	112,288	126,447
Other assets	671,679	675,382
Total other assets	9,227,588	9,516,572
Total assets	$12,910,643	$13,164,054

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$2,471,422	$2,665,190
Accounts payable to related party	206,324	278,977
Deferred revenues	1,024,081	1,424,008
Current portion of notes payable	3,909,653	3,797,916
Notes payable to related parties, net of discount	3,107,392	2,777,069
Convertible note payable	285,000	1,078,000
Taxes payable	352,988	310,229
Total current liabilities	11,356,860	12,331,389
Long-term portion of notes payable, net of current portion	1,928,500	2,077,600
Total liabilities	13,285,360	14,408,989

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding as of October 31, 2016 (unaudited) July 31, 2016	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 31,100,000 (unaudited) and 30,100,000 shares issued and outstanding as of October 31, 2016 and July 31, 2016, respectively	31,100	30,100
Additional paid-in capital	5,086,294	4,062,308
Accumulated other comprehensive income	289,455	297,999
Accumulated deficit	(5,995,416)	(5,855,880)
Total GPI stockholders'deficit	(588,467)	(1,465,373)
Noncontrolling interest	213,750	220,438
Total stockholders' deficit	(374,717)	(1,244,935)
Total liabilities and stockholders' deficit	$12,910,643	$13,164,054

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	October 31,	October 31,
	2016	2015
	(Unaudited)	(Unaudited)

Net sales	$3,724,502	$3,576,312
Total revenues	3,724,502	3,576,312

Operating expenses:
Cost of sales	1,119,938	1,090,786
Depreciation and amortization expense	23,835	19,870
Advertising	30,143	52,633
Rent expense	242,879	210,107
Salaries and wages	1,227,644	1,245,933
Other general and administrative expenses	1,124,548	1,003,750
Total operating expenses	3,768,987	3,623,079

Loss from operations	(44,485)	(46,767)

Other income (expense):
Other income	3,648	2,467
Gain on exchange	5,859	1,086
Interest income	3,189	2,792
Interest expense	(200,771)	(148,102)
Total other income (expense)	(188,075)	(141,757)

Loss before provision for income taxes	(232,560)	(188,524)
Provision for (benefit from) income taxes	(93,024)	(94,262)
Net loss	$(139,536)	$(94,262)

Net loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, basic and diluted	30,850,000	30,500,000

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended
	October 31,	October 31,
	2016	2015
	(Unaudited)	(Unaudited)

Net loss	$(139,536)	$(94,262)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,544)	52,822
Total other comprehensive income (loss), net of tax	(8,544)	52,822
Comprehensive loss	(148,080)	(41,440)
Comprehensive income (loss) attributable to noncontrolling interest	(6,688)	5,044
Comprehensive loss attributable to GPI stockholders	$(154,768)	$(36,396)

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	October 31,	October 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(139,536)	$(94,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,835	19,870
Amortization of debt discount	12,437	–

Changes in operating assets and liabilities:
Accounts receivable	28,752	(765,743)
Accounts receivable - related party	(294,000)	–
Prepaid expenses and other current assets	(1,502)	(47,774)
Other assets	(17,439)	(20,553)
Accounts payable and accrued expenses	(141,527)	675,263
Accounts payable to related party	(66,137)	–
Deferred revenue	(367,588)	(15,820)
Taxes payable	53,907	(125,298)

Net cash used in operating activities	(908,798)	(374,317)

Cash flows from investing activities
Purchase of property and equipment	–	(4,150)
Proceeds from repayment of related party receivables, net	–	588,085
Proceeds from collection of notes receivables	272,968	139,416
Payments for notes receivable lending	(206,972)	(124,351)
Net cash provided by investing activities	65,996	599,000

Cash flows from financing activities
Proceeds from notes payable	539,000	436
Payments on notes payable	(392,000)	(254,046)
Payments on convertible note payable	(784,000)	–
Proceeds from related party notes payable	686,000	–
Payments on related party notes payable	(245,000)	–
Proceeds from sale of common stock	1,000,000	–

Net cash provided by (used in) financing activities	804,000	(253,610)

Effect of exchange rate fluctuations on cash	(795)	1,484

Net change in cash	(39,597)	(27,443)
Cash, beginning of the period	83,295	75,778
Cash, end of the period	$43,698	$48,335

Supplemental disclosure of cash flow information:
Interest paid	$188,334	$137,171
Income taxes paid	$–	$31,036

Supplemental disclosure of non-cash investing and financing information:
Increase in additional paid in capital and debt discount for imputed interest	$24,986	$–

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

On December 16, 2015, LinkBit acquired 100% of the outstanding shares of Basougu Shokuninkai Co., Ltd. (“Basougu”), a Japanese corporation. On January 7, 2016, Sports Perfecta acquired 100% of the outstanding stock of Just Mobile Sdn. Bhd. (“Just Mobile”), a Malaysian company. On January 20, 2016, Just Mobile changed its name to Sports Perfecta Technologies Sdn Bhd (“SPT”). The operations of Just Mobile are referred to as SPT after the acquisition date of January 7, 2016 (see Note 6).

Nature of Business

The Company is engaged in the business of transmitting and providing horse racing information via various types of media, including multiple websites owned and operated by the wholly owned subsidiaries of LinkBit, Umajin HK and Sports Perfecta. LinkBit currently operates 9 websites through its various subsidiaries, which generate substantially all of the Company’s revenue.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of October 31, 2016, and for the three months ended October 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended October 31, 2016 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes for the years ended July 31, 2016 and 2015 included in the Company's Form 10-K filed on November 8, 2016.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Grand Perfecta and its wholly-owned subsidiaries LinkBit, Umajin HK, and Sports Perfecta. All intercompany balances and transactions have been eliminated in consolidation. The Company has determined that two affiliated entities, Space Cultivation Mobile and Japan Horse Circle, which LinkBit conducts business with are variable interest entities and that the Company is the primary beneficiary of each entity. As a result, the Company has consolidated the accounts of these variable interest entities into the accompanying consolidated financial statements. As the Company does not have any ownership interest in these variable interest entities, the Company has allocated the contributed capital in these variable interest entities as a component of noncontrolling interest. All intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity

As of October 31, 2016, we had cash of $43,698 and a working capital deficit of $7,894,772 as compared to cash of $83,295 and a working capital deficit of $8,926,656 as at July 31, 2016. The decrease in cash as of October 31, 2016 was primarily the result of cash used in operations and to pay down outstanding notes payable during the period, offset by an increase in cash due to the sale of common stock during the quarter, as well as additional note payable borrowing.

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

The financial statements of each entity are prepared using the applicable functional currencies, and have been translated into U.S. dollars (“USD”). Assets and liabilities are translated into USD at the applicable exchange rates at period-end. Stockholders’ deficit is translated using historical exchange rates. Revenue and expenses are translated at the average exchange rates for the period. Any translation adjustments are included as foreign currency translation adjustments in accumulated other comprehensive income in the Company’s stockholders’ deficit.

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD at the following balance sheet dates.

	Balance Sheet Dates
	October 31,	July 31,
	2016	2016

Japanese Yen to USD	0.0095	0.0098
Hong Kong Dollars to USD	0.1289	0.1289
Malaysian Ringgit to USD	0.2380	0.2485

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD for the following operating periods.

	For the Three Months Ended
	October 31,	October 31,
	2016	2015

Japanese Yen to USD	0.0098	0.0083
Hong Kong Dollars to USD	0.1289	0.1290
Malaysian Ringgit to USD	0.2438	NA

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of October 31, 2016 (unaudited) or July 31, 2016.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of October 31, 2016 (unaudited) or July 31, 2016.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives once the individual assets are placed in service. Estimated useful lives for the assets are as follows.

Buildings and fixtures	8 - 43 years
Autos and trucks	2 - 6 years
Tools and equipment	4 - 10 years
Computer software	5 years

Goodwill

The Company’s goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, the Company conducted an analysis of the goodwill on its single reporting unit. As of July 31, 2016, the assessment for impairment found that the goodwill recorded for the acquisition of Umajin HK was impaired due to the ongoing and projected future losses of Umajin HK. As a result, an impairment charge of $99,502 was recorded during the year ended July 31, 2016. There was no impairment recorded during the three months ended October 31, 2016 or 2015.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the three months ended October 31, 2016 or 2015.

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

The Company has determined that the book value of its outstanding financial instruments as of October 31, 2016 (unaudited) and July 31, 2016 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash, accounts receivable, notes receivable, and amounts due from related parties. The Company maintains its cash in banks located in Japan, Hong Kong, Malaysia and the United States in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers and note receivable holders. The Company has not experienced significant losses relating to these concentrations during the three months ended October 31, 2016 or 2015.

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. During the three months ended October 31, 2016 and 2015, the Company had total options of 3,000,000 which were excluded from the computation of net income per share because they are anti-dilutive. During the three months ended October 31, 2016 and 2015, the Company had convertible notes convertible into 259,091 and 1,472,727, respectively, shares of common stock which were excluded from the computation because they are anti-dilutive. As a result, the basic and diluted earnings per share were the same for each of the periods presented.

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

3.  PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consisted of the following.

	October 31,	July 31,
	2016	2016
	(Unaudited)

Buildings and fixtures	$307,432	$317,140
Autos and trucks	287,922	297,014
Tools and equipment	521,754	538,231
Computer software	1,506,170	1,553,734

	2,623,278	2,706,119

Less: accumulated depreciation	(2,402,311)	(2,463,370)

	$220,967	$242,749

Depreciation expense amounted to $14,804 (unaudited) and $19,870 (unaudited) for the three months ended October 31, 2016 and 2015, respectively.

4.  NOTES RECEIVABLE

The Company’s outstanding notes receivable consist of unsecured advances, including interest ranging from 0% to 8% per annum, payable in full on dates extending through 2039. As of October 31, 2016 and July 31, 2016, the Company had total outstanding notes receivable of $2,943,442 (unaudited) and $3,102,389, respectively. The portion of these outstanding notes receivables that were either due on demand or had scheduled due dates within one year amounted to $2,322,975 (unaudited) and $2,457,846 as of October 31, 2016 and July 31, 2016, respectively.

The future scheduled maturities of outstanding notes receivables as of October 31, 2016 based on contractual due dates are as follows.

Year Ended
July 31,

2017 (remainder of)	$2,322,975
2018	–
2019	5,990
2020	14,604
2021	14,250
Thereafter	585,623
Total	$2,943,442

5.  GOODWILL

The Company has recorded goodwill relating to the purchase of Media 21, Inc. in 2011. The following is a summary of the activity relating to goodwill for the three months ended October 31, 2016.

Balance as of July 31, 2016	$7,449,853
Foreign currency translation adjustment	(228,055)
Balance as of October 31, 2016 (unaudited)	$7,221,798

6.  ACQUISITIONS

On January 7, 2016, Sports Perfecta entered into a Share Purchase Agreement to acquire 100% of the outstanding shares of SPT. The total aggregate purchase price for the outstanding shares of SPT amounted to $200,000.

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

Intangible assets acquired represent developed technology which has an estimated useful life of 4 years. Amortization expense for intangible assets for three months ended October 31, 2016 and 2015 amounted to $9,031 and $0, respectively. Estimated future expected amortization of intangible assets as of October 31, 2016 is as follows.

Year Ended
July 31,

2017 (remainder of)	$26,448
2018	35,264
2019	35,264
2020	15,312
Total	$112,288

On December 16, 2015, the Company entered into a purchase agreement to acquire 100% of the outstanding shares of Basougu. The total purchase price for the outstanding shares of Basougu amounted to 2 million Japanese Yen ($16,400 on the purchase date). There was no goodwill or other intangible assets acquired in connection with the purchase of Basougu.

7.  NOTES PAYABLE

A summary of the Company’s outstanding notes payable is as follows:

	October 31,	July 31,
	2016	2016
	(Unaudited)
Unsecured note payable issued on June 15, 2016, due on December 15, 2016, bearing interest at 15% per annum due monthly.	$950,000	$980,000
Unsecured note payable issued on December 20, 2011, due on December 31, 2016, bearing interest at 15% per annum due monthly.	1,805,000	1,862,000
Unsecured note payable issued on June 28, 2013, due on December 31, 2016, bearing interest at 15% per annum due monthly.	190,000	196,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	380,000	539,000
Unsecured note payable issued on December 18, 2015, due on February 29, 2019, bearing interest at 12% per annum due monthly.	950,000	980,000
Unsecured note payable issued on February 5, 2016, due in 23 installments of JPY 3,000,000 beginning in February 2017 and a final installment of JPY 31,000,000 in January 2019, bearing interest at 12% per annum due monthly.	950,000	980,000
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	285,000	294,000
Unsecured note payable issued on August 21, 2016, due on November 20, 2016, including interest of JPY 1,000,000. The amount has been repaid in full during November 2016	285,000	–
Unsecured notes payable, non-interest bearing, due on demand	43,153	44,516
Total notes payable	5,838,153	5,875,516
Less: current portion of notes payable	3,909,653	3,797,916
Long-term portion of notes payable	$1,928,500	$2,077,600

Substantially all of the above outstanding notes payable are personally guaranteed by the Company’s Chief Executive Officer.

Future scheduled maturities of long-term debt are as follows:

Year Ended
July 31,

2017 (remainder of)	$3,824,153
2018	627,000
2019	1,387,000
Total	$5,838,153

8.  NOTES PAYABLE TO RELATED PARTIES

A summary of the Company’s outstanding notes payable is as follows:

	October 31,	July 31,
	2016	2016
	(Unaudited)

Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	$950,000	$980,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	475,000	490,000
Unsecured note payable issued on June 14, 2016, non-interest bearing and due on December 13, 2016 discounted using an effective interest rate of 12%. The balance is due to a related party entity which is owned by one of the directors of the Company.	285,000	294,000
Unsecured note payable issued on September 21, 2016, due on June 30, 2017 discounted using an effective interest rate of 12%. The balance is due to a related party entity which is owned by one of the directors of the Company.	285,000	–
Unsecured note payable due to the Company's Chairman and CEO, non-interest bearing and due on demand.	1,137,207	830,118
Unsecured note payable due to the Company's President, non-interest bearing and due on demand.	–	196,000
Total notes payable to related parties	3,132,207	2,790,118
Discount on notes payable to related parties	24,815	13,049
Notes payable to related parties, net	$3,107,392	$2,777,069

The Company imputed interest on the above notes payable received on June 14, 2016 and September 21, 2016 using the effective interest rate of 12%, which approximated the Company’s incremental borrowing rate. The total interest imputed amounted to $41,860, including $16,874 during the year ended July 31, 2016 and $24,986 during the three months ended October 31, 2016. The imputed interest was recorded as a discount to the note payable and an increase to additional paid-in capital. The amounts are being amortized as interest expense through the maturity dates of the notes, which amounted to $12,437 during the three months ended October 31, 2016.

9.  CONVERTIBLE NOTE PAYABLE

On March 5, 2015, the Company entered into a convertible note agreement for total principal borrowings of JPY 200,000,000 ($1,620,000 at July 31, 2015). The amounts were originally due on March 5, 2016 and bear interest at a rate of 1% per annum. At the option of the debt holder, beginning 40 days after the issuance of the note, the debt holder may convert the outstanding balance of the note into shares of the Company’s common stock at a conversion rate equal to one share per JPY130.90 or $1.10 of outstanding principal and accrued interest. During the year ended July 31, 2016, we made payments of $783,000 on the outstanding principal of the convertible note payable, and the debt holder agreed to extend the maturity date for an additional 6 months until September 5, 2016. During the three months ended October 31, 2016, the debt holder agreed to further extend the due date until December 31, 2016. As of October 31, 2016, the remaining outstanding balance amounted to JPY 30,000,000 ($285,000 at October 31, 2016).

The conversion feature associated with the convertible note payable created a derivative liability as of April 14, 2015, the date in which the note became convertible. The Company valued the derivative as of each subsequent reporting period using the Black-Scholes pricing model. The value at each of these dates amounted to $0. The assumptions used in the Black-Scholes model during the three months ended October 31, 2016 and 2015 were as follows.

	Three Months Ended
	October 31,	October 31,
	2016	2015
	(Unaudited)	(Unaudited)

Expected life in years	0.17	0.35
Stock price volatility	27.0%	40.4%
Risk-free interest rate	0.24%	0.23%
Expected dividends	None	None
Forfeiture rate	NA	NA

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

The Company had 100,000 shares of Series A Preferred Stock issued and outstanding as of October 31, 2016 and July 31, 2016.

Common Stock Transactions

On August 23, 2016, the Company entered into an Offshore Securities Purchase Agreement with an investor whereby the Company sold 1,000,000 shares of common stock for a purchase price of JPY100,000,000 (US $1,000,000 as of August 23, 2016).

Stock Options

In connection with the sale of stock on June 11, 2014, the Company granted an option to the buyer to purchase an additional 3,000,000 shares of common stock for a purchase price of $3 million at any time prior to June 11, 2019. The options are outstanding as of October 31, 2016.

11.  RELATED PARTY TRANSACTIONS

As of October 31, 2016 and July 31, 2016, the Company had $3,132,207 (unaudited) and $2,790,118, respectively of notes payable due to related parties (see Note 8).

The Company and Umajin Japan, a related party company owned by one of its directors, revised a service agreement between them effective November 1, 2015, to set the monthly fee payable by the Company to Umajin Japan for providing horserace information at 16 million Yen per month (inclusive of consumption tax), and to set the monthly fee payable for providing a horseracing related email magazine and web page content at 7 million Yen per month (inclusive of consumption tax) for a total of 23 million Yen per month. During the three months ended October 31, 2016, the Company and Umajin Japan agreed to reduce the monthly fees from 23 million Yen to 11 million Yen for October 2016 through December 2016.

Total fees paid to Umajin Japan for the three months ended October 31, 2016 and 2015 amounted to $558,600 and $303,540, respectively. The fees paid to Umajin Japan are included in cost of sales in the accompanying consolidated statements of operations. As of October 31, 2016 and July 31, 2016, the Company had $206,324 (unaudited) and $278,977 due to Umajin Japan, respectively, which is reflected in accounts payable to related party in the accompanying consolidated balance sheets.

During the three months ended October 31, 2016 and 2015, the Company received consulting services from Cheval Attache Co., Ltd., a related party entity owned by one of its directors, of approximately $31,752 and $24,900, respectively, which are included in cost of sales in the accompanying consolidated statements of operations.

On October 17, 2016, the Company entered into an agreement with Clara Ltd., a related party entity owned by one of its directors, allowing Clara Ltd. access to the Company’s database containing certain horse racing information owned by the Company for an indefinite period. As compensation, the Company will receive a total of 30,000,000 Yen, payable in 10 monthly installments starting in November 2016. The amount due under this agreement of $285,000 is included in accounts receivable – related party on the accompanying consolidated balance sheet as of October 31, 2016. The revenue related to this transaction of $294,000 is reflected as net sales on the accompanying statement of operations for the three months ended October 31, 2016.

12.  CONTINGENCIES

The Company has received notices from the Internal Revenue Service of potential penalties resulting from the failure to file certain returns for the calendar years December 31, 2013 through 2015. The total maximum potential losses resulting from these penalties amount to approximately $490,000. Management believes it is reasonably possible the Company will incur losses related to these penalties, but does not believe it is probable. As a result, the Company has not reflected any expense or accrual related to these penalties in the accompanying consolidated financial statements as of October 31, 2016 or July 31, 2016.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited July 31, 2016 Consolidated Financial Statements and notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended July 31, 2016, previously filed with the Securities and Exchange Commission.

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

Organization

In May 2012 Grand Perfecta completed an Agreement and Plan of Reorganization whereby it acquired 100% of the issued and outstanding shares of LinkBit for 25,000,000 common shares in a transaction accounted for as a recapitalization of LinkBit. In May 2013 the Company issued 272,668 shares in exchange for 100% of the issued and outstanding shares of Umajin HK. In August 2015, Grand Perfecta formed Sports Perfecta as a California subsidiary to pursue development of a fantasy sports offering to horse racing fans. The operations of Grand Perfecta, LinkBit, Umajin HK, and Sports Perfecta are collectively referred to as the “Company.”

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

Nature of Business

The Company is engaged in the business of transmitting and providing horse racing information via various types of media, including the various websites owned and operated by the wholly owned subsidiaries of LinkBit, Umajin HK and Sports Perfecta. LinkBit currently operates 9 websites through its various subsidiaries, which generate substantially all of the Company’s revenue.

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

Results of Operations for the Three Months Ended October 31, 2016 and 2015

The following are the results of our operations for the three months ended October 31, 2016 as compared to the three months ended October 31, 2015:

	For the Three Months Ended
	October 31,	October 31,
	2016	2015	$ Change

Net sales	$3,724,502	$3,576,312	$148,190
Total revenue	3,724,502	3,576,312	148,190

Operating Expenses:
Cost of sales	1,119,938	1,090,786	29,152
Depreciation expense	23,835	19,870	3,965
Advertising	30,143	52,633	(22,490)
Rent expense	242,879	210,107	32,772
Salaries and wages	1,227,644	1,245,933	(18,289)
Other general and administrative expenses	1,124,548	1,003,750	120,798
Total operating expenses	3,768,987	3,623,079	145,908

Loss from operations	(44,485)	(46,767)	2,282

Other Income (Expense):
Other income (loss)	3,648	2,467	1,181
Gain (loss) on exchange	5,859	1,086	4,773
Interest income	3,189	2,792	397
Interest expense	(200,771)	(148,102)	(52,669)
Total other income (expense)	(188,075)	(141,757)	(46,318)

Net loss before provision for income taxes	(232,560)	(188,524)	(44,036)
Benefit from income taxes	(93,024)	(94,262)	1,238
Net loss	$(139,536)	$(94,262)	$(45,274)

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales increased during the three months ended October 31, 2016 as compared to the same period in 2015 due to an increase in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 18%. Sales in Japanese Yen actually decreased during the three months ended October 31, 2016 as compared to the same period in 2015 by approximately 12%. The decrease in sales was due primarily to the content and platforms in certain of our service lines requiring new materials or methods to fulfill our customer’s needs. We have been focusing on creating a new digital media to coincide with the reduced popularity of traditional paper media and advertising. We believe this will take time to penetrate our customer base and bring revenue growth.

Operating Expenses

Total operating expenses for the three months ended October 31, 2016 were $3,768,987, which represented an increase of $145,908 as compared to the same period in 2015. Our operating expenses increased during the three months ended October 31, 2016 as compared to the same period in 2015 due to an increase in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 18%. Operating expenses in Japanese Yen actually decreased during the three months ended October 31, 2016 as compared to the same period in 2015 by approximately 17% due primarily to lower advertising costs and salaries from a reduction in headcount. The decrease in these expenses was offset by an increase in general and administrative expenses of approximately $162,000 during the three months ended October 31, 2016 associated with the operation of Sports Perfecta. These amounts did not exist in the prior year period.

Other Income/ (Expenses)

Total other expense for the three months ended October 31, 2016 amounted to $188,075, which increased by $46,318 as compared to the same period in 2015. The increase in other expenses is primarily due to the increase in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar, as well as an increase in interest expense due to an increase in the outstanding notes payable during the period.

Liquidity and Capital Resources

As of October 31, 2016, we had cash of $43,698 and a working capital deficit of $7,894,772 as compared to cash of $83,295 and a working capital deficit of $8,926,656 as at July 31, 2016. The decrease in cash as of October 31, 2016 was primarily the result of cash used in operations and to pay down outstanding notes payable during the period, offset by an increase in cash due to the sale of common stock during the quarter, as well as additional note payable borrowing.

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

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended October 31, 2016 and 2015.

	For the Three Months Ended
	October 31,	October 31,
	2016	2015
Cash flows used in operating activities	$(908,798)	$(374,317)
Cash flows provided by investing activities	$65,996	$599,000
Cash flows provided by (used in) financing activities	$804,000	$(253,610)

Net cash flows used in operating activities for the three months ended October 31, 2016 amounted to $908,798, compared to cash flows used in operating activities of $374,317 for the three months ended October 31, 2015. Net cash flows used in operating activities were higher during the three months ended October 31, 2016 due primarily to a net loss of $139,536, as compared to a net loss of $94,262 for the three months ended October 31, 2015, as well as decreases in accounts payable and accrued expenses and deferred revenue during the three months October 31, 2016.

Net cash provided by investing activities amounted to $65,996 for the three months ended October 31, 2016, compared to net cash provided by investing activities of $599,000 for the three months ended October 31, 2015. The decrease in cash flows provided by investing activities during the three months ended October 31, 2016 was due primarily to increased collections of notes receivables and amounts outstanding from related parties during 2015.

Net cash provided by financing activities for the three months ended October 31, 2016 amounted to $804,000, compared to net cash used of $253,610 for the three months ended October 31, 2015. The cash provided by financing activities during the three months ended October 31, 2016 was the result of proceeds of $1,000,000 for the sale of common stock, as well as $539,000 in additional note payable borrowing and $686,000 in borrowing from related parties. These amounts were offset by payments of $392,000 for repayments of notes payable, $784,000 for the repayment of a convertible note payable and $245,000 for the repayment of related party notes payable. During the three months ended October 31, 2015, the cash used in financing activities was the result of repayments of outstanding notes payable.

Description of Indebtedness

The following is a summary of our outstanding notes payable as of October 31, 2016 and July 31, 2016.

	October 31,	July 31,
	2016	2016
	(Unaudited)
Unsecured note payable issued on June 15, 2016, due on December 15, 2016, bearing interest at 15% per annum due monthly.	$950,000	$980,000
Unsecured note payable issued on December 20, 2011, due on December 31, 2016, bearing interest at 15% per annum due monthly.	1,805,000	1,862,000
Unsecured note payable issued on June 28, 2013, due on December 31, 2016, bearing interest at 15% per annum due monthly.	190,000	196,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	380,000	539,000
Unsecured note payable issued on December 18, 2015, due on February 29, 2019, bearing interest at 12% per annum due monthly.	950,000	980,000
Unsecured note payable issued on February 5, 2016, due in 23 installments of JPY 3,000,000 beginning in February 2017 and a final installment of JPY 31,000,000 in January 2019, bearing interest at 12% per annum due monthly.	950,000	980,000
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	285,000	294,000
Unsecured note payable issued on August 21, 2016, due on November 20, 2016, including interest of JPY 1,000,000. The amount has been repaid in full during November 2016	285,000	–
Unsecured notes payable, non-interest bearing, due on demand	43,153	44,516
Total notes payable	5,838,153	5,875,516
Less: current portion of notes payable	3,909,653	3,797,916
Long-term portion of notes payable	$1,928,500	$2,077,600

Of the $5,838,153 of total debt outstanding as of October 31, 2016, $3,824,153 is either due on demand or will become due during the year ended July 31, 2017, $627,000 will become due during the year ended July 31, 2018, and $1,387,000 will become due during the year ended July 31, 2019.

On March 5, 2015, we entered into a convertible note agreement for total principal borrowings of JPY 200,000,000 ($1,620,000 at July 31, 2015). The amounts were originally due on March 5, 2016 and bear interest at a rate of 1% per annum. At the option of the debt holder, beginning 40 days after the issuance of the note, the debt holder may convert the outstanding balance of the note into shares of our common stock at a conversion rate equal to one share per JPY130.90 or $1.10 of outstanding principal and accrued interest. During the year ended July 31, 2016, we made payments of $783,000 on the outstanding principal of the convertible note payable, and the debt holder agreed to extend the maturity date for an additional 6 months until September 5, 2016. During the three months ended October 31, 2016, the debt holder agreed to further extend the due date until December 31, 2016. As of October 31, 2016, the remaining outstanding balance amounted to JPY 30,000,000 ($285,000 at October 31, 2016).

We also have notes payable outstanding from related parties, all of which are either due on demand or due during the year ended July 31, 2017. The following is a summary of our outstanding balances due to related parties as of October 31, 2016 and July 31, 2016.

	October 31,	July 31,
	2016	2016
	(Unaudited)

Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	$950,000	$980,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	475,000	490,000
Unsecured note payable issued on June 14, 2016, non-interest bearing and due on December 13, 2016 discounted using an effective interest rate of 12%. The balance is due to a related party entity which is owned by one of the directors of the Company.	285,000	294,000
Unsecured note payable issued on September 21, 2016, due on June 30, 2017 discounted using an effective interest rate of 12%. The balance is due to a related party entity which is owned by one of the directors of the Company.	285,000	–
Unsecured note payable due to the Company's Chairman and CEO, non-interest bearing and due on demand.	1,137,207	830,118
Unsecured note payable due to the Company's President, non-interest bearing and due on demand.	–	196,000
Total notes payable to related parties	3,132,207	2,790,118
Discount on notes payable to related parties	24,815	13,049
Notes payable to related parties, net	$3,107,392	$2,777,069

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our interim principal executive officer and our interim principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of October 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

GRAND PERFECTA, INC.

December 13, 2016	By:	/s/ Shuya Watanabe
Shuya Watanabe
Chief Executive Officer, (Principal Executive Officer)

December 13, 2016	By:	/s/ Masashi Takegaki
Masashi Takegaki
Chief Financial Officer (Principal Financial Officer)

