Form 10-Q
period 2017-01-31
Grand Perfecta, Inc.
filed 2017-03-15
CIK 1550053

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 000-55423

GRAND PERFECTA, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	46-5732930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

As of March 15, 2017, 31,100,000 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

GRAND PERFECTA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Consolidated Balance Sheets at January 31, 2017 (Unaudited) and July 31, 2016

Consolidated Statements of Operations (Unaudited) — Three and Six Months Ended January 31, 2017 and 2016

Consolidated Statements of Comprehensive Income (Unaudited) — Three and Six Months Ended January 31, 2017 and 2016

Consolidated Statements of Cash Flows (Unaudited) — Six Months Ended January 31, 2017 and 2016

Notes to Consolidated Financial Statements (Unaudited)

GRAND PERFECTA, INC.

CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash	$13,337	$83,295
Accounts receivable, net	854,653	738,924
Accounts receivable - related party	184,800	–
Current portion of notes receivable	2,100,089	2,457,846
Deferred tax assets, current portion	100,578	112,008
Prepaid expenses and other current assets	12,340	12,660
Total current assets	3,265,797	3,404,733

Property and equipment, net	191,392	242,749

Other assets
Long-term notes receivables, net of current portion	570,697	644,543
Deferred tax assets, long-term portion	557,046	620,347
Goodwill	6,689,665	7,449,853
Intangible assets, net	98,081	126,447
Other assets	625,382	675,382
Total other assets	8,540,871	9,516,572
Total assets	$11,998,060	$13,164,054

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$3,043,989	$2,665,190
Accounts payable to related party	219,858	278,977
Deferred revenues	889,004	1,424,008
Current portion of notes payable	3,612,773	3,797,916
Notes payable to related parties, net of discount	3,105,259	2,777,069
Convertible note payable	264,000	1,078,000
Taxes payable	128,995	310,229
Total current liabilities	11,263,878	12,331,389
Long-term portion of notes payable, net of current portion	1,399,200	2,077,600
Total liabilities	12,663,078	14,408,989

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding as of January 31, 2017 (unaudited) and July 31, 2016	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 31,100,000 (unaudited) and 30,100,000 shares issued and outstanding as of January 31, 2017 and July 31, 2016, respectively	31,100	30,100
Additional paid-in capital	5,101,468	4,062,308
Accumulated other comprehensive income	345,865	297,999
Accumulated deficit	(6,341,551)	(5,855,880)
Total GPI stockholders' deficit	(863,018)	(1,465,373)
Noncontrolling interest	198,000	220,438
Total stockholders' deficit	(665,018)	(1,244,935)
Total liabilities and stockholders' deficit	$11,998,060	$13,164,054

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$2,998,166	$3,671,863	$6,722,668	$7,248,175
Total revenues	2,998,166	3,671,863	6,722,668	7,248,175

Operating expenses:
Cost of sales	970,663	1,280,896	2,090,601	2,371,682
Depreciation and amortization expense	21,657	18,695	45,492	38,565
Advertising	26,607	45,512	56,750	98,145
Rent expense	157,195	212,706	400,074	422,813
Salaries and wages	1,086,204	1,238,098	2,313,848	2,484,031
Other general and administrative expenses	1,095,860	1,117,763	2,220,408	2,121,513
Total operating expenses	3,358,186	3,913,670	7,127,173	7,536,749

Loss from operations	(360,020)	(241,807)	(404,505)	(288,574)

Other income (expense):
Loss on settlement of note receivable	–	(1,312,276)	–	(1,312,276)
Other income (loss)	(186)	10,664	3,462	13,131
Gain on exchange	10,545	5,992	16,404	7,078
Interest income	2,829	4,456	6,018	7,248
Interest expense	(230,060)	(150,669)	(430,831)	(298,771)
Total other income (expense)	(216,872)	(1,441,833)	(404,947)	(1,583,590)

Loss before provision for income taxes	(576,892)	(1,683,640)	(809,452)	(1,872,164)
Provision for (benefit from) income taxes	(230,757)	(185,682)	(323,781)	(279,944)
Net loss	(346,135)	(1,497,958)	(485,671)	(1,592,220)
Less: net loss attributable to noncontrolling interest	–	(15)	–	(15)
Net loss attributable to GPI	$(346,135)	$(1,497,943)	$(485,671)	$(1,592,205)

Net loss per share, basic and diluted	$(0.01)	$(0.05)	$(0.02)	$(0.05)
Weighted average number of common
shares outstanding, basic and diluted	31,100,000	29,130,435	30,975,000	29,815,217

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss	$(346,135)	$(1,497,958)	$(485,671)	$(1,592,220)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	56,410	16,418	47,866	69,240
Total other comprehensive income (loss), net of tax	56,410	16,418	47,866	69,240
Comprehensive loss	(289,725)	(1,481,540)	(437,805)	(1,522,980)
Comprehensive income (loss) attributable to noncontrolling interest	(15,750)	(31)	(22,438)	5,013
Comprehensive loss attributable to GPI stockholders	$(305,475)	$(1,481,571)	$(460,243)	$(1,517,967)

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	January 31,	January 31,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(485,671)	$(1,592,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,492	38,565
Loss on settlement of note receivable	–	1,312,276
Gain on bargain purchase of subsidiary	–	(10,830)
Loss on write-off of notes receivables	23,250	–
Share-based compensation	–	3,956
Amortization of debt discount	26,325	–

Changes in operating assets and liabilities:
Accounts receivable	(202,438)	(711,335)
Accounts receivable - related party	(195,300)	–
Prepaid expenses and other current assets	(853)	34,781
Other assets	(19,755)	(29,104)
Accounts payable and accrued expenses	610,096	902,591
Accounts payable to related party	(32,393)	–
Deferred revenue	(411,840)	(106,294)
Taxes payable	(158,076)	(504,958)

Net cash used in operating activities	(801,163)	(662,572)

Cash flows from investing activities
Purchase of property and equipment	–	(65,971)
Proceeds from collection of related party receivables, net	–	563,185
Proceeds from collection of notes receivables	388,920	178,288
Acquisition of subsidiaries, net of cash acquired	–	(96,983)
Payments for notes receivable lending	(290,600)	(260,129)
Net cash provided by investing activities	98,320	318,390

Cash flows from financing activities
Proceeds from notes payable	511,500	830,436
Payments on notes payable	(790,500)	(507,761)
Payments on convertible note payable	(744,000)	–
Proceeds from related party notes payable	930,000	–
Payments on related party notes payable	(269,700)	–
Proceeds from sale of common stock	1,000,000	–

Net cash provided by (used in) financing activities	637,300	322,675

Effect of exchange rate fluctuations on cash	(4,415)	2,786

Net change in cash	(69,958)	(18,721)
Cash, beginning of the period	83,295	75,778
Cash, end of the period	$13,337	$57,057

Supplemental disclosure of cash flow information:
Interest paid	$404,506	$290,263
Income taxes paid	$–	$255,014

Supplemental disclosure of non-cash investing and financing information:
Settlement of related party note receivable through exchange of stock	$–	$(1,508,276)
Decrease in common stock, par value, from settlement of related party note receivable	$–	$(1,400)
Decrease in additional paid-in capital from settlement of related party note receivable	$–	$(194,600)
Increase in additional paid in capital and debt discount for imputed interest	$40,160	$–

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

Nature of Business

The Company is engaged in the business of transmitting and providing horse racing information via various types of media, including multiple websites owned and operated by the wholly owned subsidiaries of LinkBit, Umajin HK and Sports Perfecta. LinkBit currently operates 7 websites through its various subsidiaries, which generate substantially all of the Company’s revenue.

Going Concern

As a result of continuing operating losses and negative cash from operations, substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plan is to improve sales through the introduction of new contents and products and further reduce costs, including a shift of its broadcast program from satellite television to web TV.  To finance operations while it improves operating results, the Company sold $1 million of common stock in August 2016 and is in the process of finalizing a private placement of $3 million. If necessary, the Company will continue financing activity such as taking loans and asking existing creditors to convert their loans to shares of the Company’s common stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of January 31, 2017, and for the three and six months ended January 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended January 31, 2017 are not necessarily indicative of the results that may be expected for the entire year.

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

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD at the following balance sheet dates.

	Balance Sheet Dates
	January 31,	July 31,
	2017	2016

Japanese Yen to USD	0.0088	0.0098
Hong Kong Dollars to USD	0.1289	0.1289
Malaysian Ringgit to USD	0.2256	0.2485

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD for the following operating periods.

	For the Six Months Ended
	January 31,	January 31,
	2017	2016

Japanese Yen to USD	0.0093	0.0083
Hong Kong Dollars to USD	0.1289	0.1289
Malaysian Ringgit to USD	0.2348	0.2347

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of January 31, 2017 (unaudited) or July 31, 2016.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of January 31, 2017 (unaudited) or July 31, 2016.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives once the individual assets are placed in service. Estimated useful lives for the assets are as follows.

Buildings and fixtures	8 - 43 years
Autos and trucks	2 - 6 years
Tools and equipment	4 - 10 years
Computer software	5 years

Goodwill

The Company’s goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, the Company conducted an analysis of the goodwill on its single reporting unit. As of July 31, 2016, the assessment for impairment found that the goodwill recorded for the acquisition of Umajin HK was impaired due to the ongoing and projected future losses of Umajin HK. As a result, an impairment charge of $99,502 was recorded during the year ended July 31, 2016. There was no impairment recorded during the three or six months ended January 31, 2017 or 2016.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the three or six months ended January 31, 2017 or 2016.

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

The Company has determined that the book value of its outstanding financial instruments as of January 31, 2017 (unaudited) and July 31, 2016 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash, accounts receivable, notes receivable, and amounts due from related parties. The Company maintains its cash in banks located in Japan, Hong Kong, Malaysia and the United States in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers and note receivable holders. The Company has not experienced significant losses relating to these concentrations in the past, other than the $1,312,276 loss on settlement of note receivable that was recorded during the six months ended January 31, 2016 (see Note 11).

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average common shares outstanding during the period. Diluted loss per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net loss per share because their impact was anti-dilutive. During the six months ended January 31, 2017 and 2016, the Company had total options of 3,000,000 which were excluded from the computation of net loss per share because they are anti-dilutive. During the six months ended January 31, 2017 and 2016, the Company had convertible notes convertible into 240,000 and 1,472,727, respectively, shares of common stock which were excluded from the computation because they are anti-dilutive. As a result, the basic and diluted loss per share were the same for each of the periods presented.

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

3.  PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consisted of the following.

	January 31,	July 31,
	2017	2016
	(Unaudited)

Buildings and fixtures	$284,779	$317,140
Autos and trucks	266,707	297,014
Tools and equipment	483,309	538,231
Computer software	1,395,189	1,553,734

	2,429,984	2,706,119

Less: accumulated depreciation	(2,238,592)	(2,463,370)

	$191,392	$242,749

Depreciation expense amounted to $14,048 (unaudited) and $16,448 (unaudited) for the three months ended January 31, 2017 and 2016, respectively. Depreciation expense amounted to $28,097 (unaudited) and $36,318 (unaudited) for the six months ended January 31, 2017 and 2016, respectively.

4.  NOTES RECEIVABLE

The Company’s outstanding notes receivable consist of unsecured advances, including interest ranging from 0% to 8% per annum, payable in full on dates extending through 2039. As of January 31, 2017 and July 31, 2016, the Company had total outstanding notes receivable of $2,670,786 (unaudited) and $3,102,389, respectively. The portion of these outstanding notes receivables that were either due on demand or had scheduled due dates within one year amounted to $2,100,089 (unaudited) and $2,457,846 as of January 31, 2017 and July 31, 2016, respectively.

The future scheduled maturities of outstanding notes receivables as of January 31, 2017 based on contractual due dates are as follows.

Year Ended
July 31,

2017 (remainder of)	$2,100,089
2018	–
2019	4,797
2020	12,572
2021	13,200
Thereafter	540,128
Total	$2,670,786

5.  GOODWILL

The Company has recorded goodwill relating to the purchase of Media 21, Inc. in 2011. The following is a summary of the activity relating to goodwill for the six months ended January 31, 2017.

Balance as of July 31, 2016	$7,449,853
Foreign currency translation adjustment	(760,188)
Balance as of January 31, 2017 (unaudited)	$6,689,665

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

Intangible assets acquired represent developed technology which has an estimated useful life of 4 years. Amortization expense for intangible assets for three months ended January 31, 2017 and 2016 amounted to $8,697 and $2,247, respectively. Amortization expense for intangible assets for the six months ended January 31, 2017 and 2016 amounted to $17,395 and $2,247, respectively. Estimated future expected amortization of intangible assets as of January 31, 2017 is as follows.

Year Ended
July 31,

2017 (remainder of)	$16,714
2018	33,426
2019	33,426
2020	14,515
Total	$98,081

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

7.  NOTES PAYABLE

A summary of the Company’s outstanding notes payable is as follows:

	January 31,	July 31,
	2017	2016
	(Unaudited)

Unsecured note payable issued on June 15, 2016, due on June 30, 2017, bearing interest at 15% per annum due monthly.	$880,000	$980,000
Unsecured note payable issued on December 20, 2011, due on December 31, 2017, bearing interest at 15% per annum due monthly.	1,672,000	1,862,000
Unsecured note payable issued on June 28, 2013, due on December 31, 2017, bearing interest at 15% per annum due monthly.	176,000	196,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	220,000	539,000
Unsecured note payable issued on December 18, 2015, due in 20 monthly installments from July 31, 2017 through February 29, 2019, bearing interest at 12% per annum due monthly.	880,000	980,000
Unsecured note payable issued on February 5, 2016, due in 23 installments of JPY 3,000,000 beginning in February 2017 and a final installment of JPY 31,000,000 in January 2019, bearing interest at 12% per annum due monthly.	880,000	980,000
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	264,000	294,000
Unsecured notes payable, non-interest bearing, due on demand	39,973	44,516
Total notes payable	5,011,973	5,875,516
Less: current portion of notes payable	3,612,773	3,797,916
Long-term portion of notes payable	$1,399,200	$2,077,600

Substantially all of the above outstanding notes payable are personally guaranteed by the Company’s Chief Executive Officer.

Future scheduled maturities of long-term debt are as follows:

Year Ended
July 31,

2017 (remainder of)	$1,342,373
2018	2,956,800
2019	712,800
Total	$5,011,973

8.  NOTES PAYABLE TO RELATED PARTIES

A summary of the Company’s outstanding notes payable to related parties is as follows:

	January 31,	July 31,
	2017	2016
	(Unaudited)

Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	$880,000	$980,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	440,000	490,000
Unsecured note payable issued on June 14, 2016, non-interest bearing and due on June 30, 2017 discounted using an effective interest rate of 12%. The balance is due to a related party entity which is owned by one of the directors of the Company.	264,000	294,000
Unsecured note payable issued on September 21, 2016, due on June 30, 2017 discounted using an effective interest rate of 12%. The balance is due to a related party entity which is owned by one of the directors of the Company.	264,000	–
Unsecured note payable due to the Company's Chairman and CEO, non-interest bearing and due on demand.	1,282,212	830,118
Unsecured note payable due to the Company's President, non-interest bearing and due on demand.	–	196,000
Total notes payable to related parties	3,130,212	2,790,118
Discount on notes payable to related parties	24,953	13,049
Notes payable to related parties, net	$3,105,259	$2,777,069

The Company imputed interest on the above notes payable received on June 14, 2016 and September 21, 2016 using the effective interest rate of 12%, which approximated the Company’s incremental borrowing rate. The total interest imputed amounted to $57,034, including $16,874 during the year ended July 31, 2016 and $40,160 during the six months ended January 31, 2017. The imputed interest was recorded as a discount to the note payable and an increase to additional paid-in capital. The amounts are being amortized as interest expense through the maturity dates of the notes, which amounted to $14,523 and $26,325 during the three and six months ended January 31, 2017, respectively.

9.  CONVERTIBLE NOTE PAYABLE

On March 5, 2015, the Company entered into a convertible note agreement for total principal borrowings of JPY 200,000,000 ($1,620,000 at July 31, 2015). The amounts were originally due on March 5, 2016 and bear interest at a rate of 1% per annum. At the option of the debt holder, beginning 40 days after the issuance of the note, the debt holder may convert the outstanding balance of the note into shares of the Company’s common stock at a conversion rate equal to one share per JPY130.90 or $1.10 of outstanding principal and accrued interest. During the year ended July 31, 2016, we made payments of $783,000 on the outstanding principal of the convertible note payable, and the debt holder agreed to extend the maturity date for an additional 6 months until September 5, 2016 and then through December 31, 2016. During the six months ended January 31, 2017, the debt holder agreed to further extend the due date until June 30, 2017. As of January 31, 2017, the remaining outstanding balance amounted to JPY 30,000,000 ($264,000 at January 31, 2017).

The conversion feature associated with the convertible note payable created a derivative liability as of April 14, 2015, the date in which the note became convertible. The Company valued the derivative as of each subsequent reporting period using the Black-Scholes pricing model. The value at each of these dates amounted to $0. The assumptions used in the Black-Scholes model during the six months ended January 31, 2017 and 2016 were as follows.

	Six Months Ended
	January 31,	January 31,
	2017	2016
	(Unaudited)	(Unaudited)

Expected life in years	0.41	0.09
Stock price volatility	28.4%	41.1%
Risk-free interest rate	0.64%	0.22%
Expected dividends	None	None
Forfeiture rate	NA	NA

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

The Company had 100,000 shares of Series A Preferred Stock issued and outstanding as of January 31, 2017 and July 31, 2016.

Common Stock Transactions

On August 23, 2016, the Company entered into an Offshore Securities Purchase Agreement with an investor whereby the Company sold 1,000,000 shares of common stock for a purchase price of JPY100,000,000 (US $1,000,000 as of August 23, 2016).

Stock Options

In connection with the sale of stock on June 11, 2014, the Company granted an option to the buyer to purchase an additional 3,000,000 shares of common stock for a purchase price of $3 million at any time prior to June 11, 2019. The options are outstanding as of January 31, 2017.

11.  RELATED PARTY TRANSACTIONS

As of January 31, 2017 and July 31, 2016, the Company had $3,130,212 (unaudited) and $2,790,118, respectively of notes payable due to related parties (see Note 8).

The Company and Umajin Japan, a related party company owned by one of its directors, revised a service agreement between them effective November 1, 2015, to set the monthly fee payable by the Company to Umajin Japan for providing horserace information at 16 million Yen per month (inclusive of consumption tax), and to set the monthly fee payable for providing a horseracing related email magazine and web page content at 7 million Yen per month (inclusive of consumption tax) for a total of 23 million Yen per month. The Company and Umajin Japan agreed to reduce the monthly fees from 23 million Yen to 11 million Yen for October 2016 through January 2017.

Total fees paid to Umajin Japan for the three months ended January 31, 2017 and 2016 amounted to $307,719 and $526,460, respectively. Total fees paid to Umajin Japan for the six months ended January 31, 2017 and 2016 amounted to $837,819 and $830,000, respectively. The fees paid to Umajin Japan are included in cost of sales in the accompanying consolidated statements of operations. As of January 31, 2017 and July 31, 2016, the Company had $219,858 (unaudited) and $278,977 due to Umajin Japan, respectively, which is reflected in accounts payable to related party in the accompanying consolidated balance sheets.

During the three months ended January 31, 2017 and 2016, the Company received consulting services from Cheval Attache Co., Ltd., a related party entity owned by one of its directors, of approximately $30,132 and $26,892, respectively, which are included in cost of sales in the accompanying consolidated statements of operations. During the six months ended, the Company received consulting services from Cheval Attache Co., Ltd. of $60,264 and $53,784, respectively.

On October 17, 2016, the Company entered into an agreement with Clara Ltd., a related party entity owned by one of its directors, allowing Clara Ltd. access to the Company’s database containing certain horse racing information owned by the Company for an indefinite period. As compensation, the Company will receive a total of 30,000,000 Yen, payable in 10 monthly installments starting in November 2016. The amount due under this agreement of $184,800 is included in accounts receivable – related party on the accompanying consolidated balance sheet as of January 31, 2017. The revenue related to this transaction of $279,000 is reflected as net sales on the accompanying consolidated statement of operations for the six months ended January 31, 2017.

Effective November 2, 2015, the Company entered into a Note Payable and Satisfaction Agreement (the “Satisfaction Agreement”) with Umajin Japan in order to settle an outstanding receivable balance. The Company was the holder of a promissory note made by Umajin Japan in the principal amount of JPY 181,720,000 ($1,508,276 as of November 2, 2015). The promissory note was secured by 1,400,000 shares of the Company’s common stock, which were owned by Umajin Japan. Pursuant to the Satisfaction Agreement, Umajin Japan agreed to sell its shares of common stock to the Company, and the Company has agreed to release Umajin Japan from any further obligation due under the promissory note. The fair value of the common stock sold to the Company amounted to $196,000. The difference between the fair value of the common stock and the outstanding balance of the note receivable amounted to $1,312,276, which was recorded as loss from settlement of note receivable in the accompanying consolidated statement of operations for the three and six months ended January 31, 2016.

12.  CONTINGENCIES

The Company has received notices from the Internal Revenue Service of potential penalties resulting from the failure to file certain returns for the calendar years December 31, 2013 through 2015. The total maximum potential losses resulting from these penalties amount to approximately $490,000. Management believes it is reasonably possible the Company will incur losses related to these penalties, but does not believe it is probable. As a result, the Company has not reflected any expense or accrual related to these penalties in the accompanying consolidated financial statements as of January 31, 2017 or July 31, 2016.

13. SUBSEQUENT EVENTS

Effective in February 2017, the Company reduced the monthly compensation for certain of its executive officers. The Company’s Chief Executive Officer, Chief Operations Officer and Chief Financial Officer have agreed to reduce their monthly compensation amounts by an aggregate total of JPY2,200,000 (approximately $19,360 per month).

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

Nature of Business

The Company is engaged in the business of transmitting and providing horse racing information via various types of media, including the various websites owned and operated by the wholly owned subsidiaries of LinkBit, Umajin HK and Sports Perfecta. LinkBit currently operates 7 websites through its various subsidiaries, which generate substantially all of the Company’s revenue.

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

Results of Operations for the Three Months Ended January 31, 2017 and 2016

The following are the results of our operations for the three months ended January 31, 2017 as compared to the three months ended January 31, 2016:

	For the Three Months Ended
	January 31,	January 31,
	2017	2016	$ Change

Net sales	$2,998,166	$3,671,863	$(673,697)
Total revenue	2,998,166	3,671,863	(673,697)

Operating Expenses:
Cost of sales	970,663	1,280,896	(310,233)
Depreciation expense	21,657	18,695	2,962
Advertising	26,607	45,512	(18,905)
Rent expense	157,195	212,706	(55,511)
Salaries and wages	1,086,204	1,238,098	(151,894)
Other general and administrative expenses	1,095,860	1,117,763	(21,903)
Total operating expenses	3,358,186	3,913,670	(555,484)

Loss from operations	(360,020)	(241,807)	(118,213)

Other Income (Expense):
Loss on settlement of note receivable	–	(1,312,276)	1,312,276
Other income (loss)	(186)	10,664	(10,850)
Gain (loss) on exchange	10,545	5,992	4,553
Interest income	2,829	4,456	(1,627)
Interest expense	(230,060)	(150,669)	(79,391)
Total other income (expense)	(216,872)	(1,441,833)	1,224,961

Net loss before provision for income taxes	(576,892)	(1,683,640)	1,106,748
Benefit from income taxes	(230,757)	(185,682)	(45,075)
Net loss	(346,135)	(1,497,958)	1,151,823
Less: net loss attributable to noncontrolling interest	–	(15)	15
Net loss attributable to GPI	$(346,135)	$(1,497,943)	$1,151,808

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales decreased during the three months ended January 31, 2017 as compared to the same period in 2016 due primarily to the content and platforms in certain of our service lines requiring new materials or methods to fulfill our customers’ needs. We have been focusing on creating a new digital media to coincide with the reduced popularity of traditional paper media and advertising. We believe this will take time to penetrate our customer base and bring revenue growth. The decrease in net sales was partially offset by an increase in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 12%.

Operating Expenses

Total operating expenses for the three months ended January 31, 2017 were $3,358,186, which represented a decrease of $555,484 as compared to the same period in 2016. Our operating expenses decreased due primarily to lower advertising costs, lower cost of sales from a reduction in sales volume, and lower salaries from a reduction in headcount. The decrease in these operating expenses was offset by an increase in general and administrative expenses of approximately $110,000 during the three months ended January 31, 2017 associated with the operation of Sports Perfecta. During the three months ended January 31, 2016, our general and administrative expenses only included approximately one month worth of operations for Sports Perfecta, whereas during the three months ended January 31, 2017 they included a full three months. The decrease in operating expenses was also partially offset by an increase in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 12%.

Other Income/ (Expenses)

Total other expense for the three months ended January 31, 2017 amounted to $216,872, which decreased by $1,224,961 as compared to the same period in 2016. The decrease in other expenses is primarily due to a loss on the settlement of a note receivable of $1,312,276 from Umajin Japan during 2016, a related party entity owned by one of our directors. This decrease was offset partially by an increase in interest expense due to an increase in the outstanding notes payable during the period.

Results of Operations for the Six Months Ended January 31, 2017 and 2016

The following are the results of our operations for the six months ended January 31, 2017 as compared to the six months ended January 31, 2016:

	For the Six Months Ended
	January 31,	January 31,
	2017	2016	$ Change

Net sales	$6,722,668	$7,248,175	$(525,507)
Total revenue	6,722,668	7,248,175	(525,507)

Operating Expenses:
Cost of sales	2,090,601	2,371,682	(281,081)
Depreciation expense	45,492	38,565	6,927
Advertising	56,750	98,145	(41,395)
Rent expense	400,074	422,813	(22,739)
Salaries and wages	2,313,848	2,484,031	(170,183)
Other general and administrative expenses	2,220,408	2,121,513	98,895
Total operating expenses	7,127,173	7,536,749	(409,576)

Loss from operations	(404,505)	(288,574)	(115,931)

Other Income (Expense):
Loss on settlement of note receivable	–	(1,312,276)	1,312,276
Other income (loss)	3,462	13,131	(9,669)
Gain (loss) on exchange	16,404	7,078	9,326
Interest income	6,018	7,248	(1,230)
Interest expense	(430,831)	(298,771)	(132,060)
Total other income (expense)	(404,947)	(1,583,590)	1,178,643

Net loss before provision for income taxes	(809,452)	(1,872,164)	1,062,712
Benefit from income taxes	(323,781)	(279,944)	(43,837)
Net loss	(485,671)	(1,592,220)	1,106,549
Less: net loss attributable to noncontrolling interest	–	(15)	15
Net loss attributable to GPI	$(485,671)	$(1,592,205)	$1,106,534

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales decreased during the three months ended January 31, 2017 as compared to the same period in 2016 due primarily to the content and platforms in certain of our service lines requiring new materials or methods to fulfill our customers’ needs. We have been focusing on creating a new digital media to coincide with the reduced popularity of traditional paper media and advertising. We believe this will take time to penetrate our customer base and bring revenue growth. The decrease in net sales was partially offset by an increase in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 12%.

Operating Expenses

Total operating expenses for the six months ended January 31, 2017 were $7,127,173, which represented a decrease of $409,576 as compared to the same period in 2016. Our operating expenses decreased due primarily to lower advertising costs, lower cost of sales from a reduction in sales volume, and lower salaries from a reduction in headcount. The decrease in these operating expenses was offset by an increase in general and administrative expenses of approximately $272,000 during the six months ended January 31, 2017 associated with the operation of Sports Perfecta. During the six months ended January 31, 2016, our general and administrative expenses only included approximately one month worth of operations for Sports Perfecta, whereas during the six months ended January 31, 2017 they included a full six months. The decrease in operating expenses was also partially offset by an increase in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 12%.

Other Income/ (Expenses)

Total other expense for the six months ended January 31, 2017 amounted to $404,947, which decreased by $1,178,643 as compared to the same period in 2016. The decrease in other expenses is primarily due to a loss on the settlement of a note receivable of $1,312,276 from Umajin Japan during 2016, a related party entity owned by one of our directors. This decrease was offset partially by an increase in interest expense due to an increase in the outstanding notes payable during the period.

Going Concern and Capital Resources

As of January 31, 2017, we had cash of $13,337 and a working capital deficit of $7,998,081 as compared to cash of $83,295 and a working capital deficit of $8,926,656 as at July 31, 2016. The decrease in cash as of January 31, 2017 was primarily the result of cash used in operations and to pay down outstanding notes payable during the period, offset by an increase in cash due to the sale of common stock, as well as additional note payable borrowing during the period.

Based on operating losses and negative cash from operations, substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plan in this regard is to improve sales and further reduce costs, including the shift of its broadcast program from satellite television to web TV. To finance operations while it improves operating results, it has sold $1 million of common stock in August 2016 and if necessary will continue financing activity such as taking loans, issuing new stock and asking existing creditors to convert their loans to shares of the Company’s common stock.

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

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended January 31, 2017 and 2016.

	For the Six Months Ended
	January 31,	January 31,
	2017	2016
Cash flows used in operating activities	$(801,163)	$(662,572)
Cash flows provided by investing activities	$98,320	$318,390
Cash flows provided by financing activities	$637,300	$322,675

Net cash flows used in operating activities for the six months ended January 31, 2017 amounted to $801,163, compared to cash flows used in operating activities of $662,572 for the six months ended January 31, 2016. Net cash flows used in operating activities were higher during the six months ended January 31, 2017 due primarily to a net loss of $485,671, as compared to a net loss of $1,592,220 for the six months ended January 31, 2016 offset by non-cash expenses of $1,312,276 for the loss on settlement of a note receivable from Umajin Japan. After factoring in the adjustments for non-cash expenses, our net loss was higher during the six months ending January 31, 2017 which is the primary reason for the increase in cash flows used in operations during the period.

Net cash provided by investing activities amounted to $98,320 for the six months ended January 31, 2017, compared to net cash provided by investing activities of $318,390 for the six months ended January 31, 2016. The decrease in cash flows provided by investing activities during the six months ended January 31, 2017 was due primarily to fewer collections of notes receivables and amounts outstanding from related parties during the current year.

Net cash provided by financing activities for the six months ended January 31, 2017 amounted to $637,300, compared to net cash provided by financing activities of $322,675 for the six months ended January 31, 2016. The cash provided by financing activities during the six months ended January 31, 2017 was the result of proceeds of $1,000,000 for the sale of common stock, as well as $511,500 in additional note payable borrowing and $930,000 in borrowing from related parties. These amounts were offset by payments of $790,500 for repayments of notes payable, $744,000 for the repayment of a convertible note payable and $269,700 for the repayment of related party notes payable. During the six months ended January 31, 2016, the cash provided by financing activities was the result of proceeds from additional borrowing of $830,436, offset by repayments of outstanding notes payable of $507,761.

Description of Indebtedness

The following is a summary of our outstanding notes payable as of January 31, 2017 and July 31, 2016.

	January 31,	July 31,
	2017	2016
	(Unaudited)

Unsecured note payable issued on June 15, 2016, due on June 30, 2017, bearing interest at 15% per annum due monthly.	$880,000	$980,000
Unsecured note payable issued on December 20, 2011, due on December 31, 2017, bearing interest at 15% per annum due monthly.	1,672,000	1,862,000
Unsecured note payable issued on June 28, 2013, due on December 31, 2017, bearing interest at 15% per annum due monthly.	176,000	196,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	220,000	539,000
Unsecured note payable issued on December 18, 2015, due in 20 monthly installments from July 31, 2017 through February 29, 2019, bearing interest at 12% per annum due monthly.	880,000	980,000
Unsecured note payable issued on February 5, 2016, due in 23 installments of JPY 3,000,000 beginning in February 2017 and a final installment of JPY 31,000,000 in January 2019, bearing interest at 12% per annum due monthly.	880,000	980,000
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	264,000	294,000
Unsecured notes payable, non-interest bearing, due on demand	39,973	44,516
Total notes payable	5,011,973	5,875,516
Less: current portion of notes payable	3,612,773	3,797,916
Long-term portion of notes payable	$1,399,200	$2,077,600

Of the $5,011,973 of total debt outstanding as of January 31, 2017, $1,342,373 is either due on demand or will become due during the remainder of the year ended July 31, 2017, $2,956,800 will become due during the year ended July 31, 2018, and $712,800 will become due during the year ended July 31, 2019.

On March 5, 2015, we entered into a convertible note agreement for total principal borrowings of JPY 200,000,000 ($1,620,000 at July 31, 2015). The amounts were originally due on March 5, 2016 and bear interest at a rate of 1% per annum. At the option of the debt holder, beginning 40 days after the issuance of the note, the debt holder may convert the outstanding balance of the note into shares of our common stock at a conversion rate equal to one share per JPY130.90 or $1.10 of outstanding principal and accrued interest. During the year ended July 31, 2016, we made payments of $783,000 on the outstanding principal of the convertible note payable, and the debt holder agreed to extend the maturity date for an additional 6 months until September 5, 2016 and then through December 31, 2016. During the six months ended January 31, 2017, the debt holder agreed to further extend the due date until June 30, 2017. As of January 31, 2017, the remaining outstanding balance amounted to JPY 30,000,000 ($264,000 at January 31, 2017).

We also have notes payable outstanding from related parties, all of which are either due on demand or due during the year ended July 31, 2017. The following is a summary of our outstanding balances due to related parties as of January 31, 2017 and July 31, 2016.

	January 31,	July 31,
	2017	2016
	(Unaudited)

Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	$880,000	$980,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	440,000	490,000
Unsecured note payable issued on June 14, 2016, non-interest bearing and due on June 30, 2017 discounted using an effective interest rate of 12%. The balance is due to a related party entity which is owned by one of the directors of the Company.	264,000	294,000
Unsecured note payable issued on September 21, 2016, due on June 30, 2017 discounted using an effective interest rate of 12%. The balance is due to a related party entity which is owned by one of the directors of the Company.	264,000	–
Unsecured note payable due to the Company's Chairman and CEO, non-interest bearing and due on demand.	1,282,212	830,118
Unsecured note payable due to the Company's President, non-interest bearing and due on demand.	–	196,000
Total notes payable to related parties	3,130,212	2,790,118
Discount on notes payable to related parties	24,953	13,049
Notes payable to related parties, net	$3,105,259	$2,777,069

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

We carried out an evaluation under the supervision and with the participation of our management of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, we concluded that our disclosure controls and procedures were effective as of January 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5 – OTHER INFORMATION

Effective in February 2017, our directors approved a reduction in the monthly compensation for certain of its executive officers. The monthly salaries of our Chief Executive Officer, Mr. Shuya Watanabe, and Mr. Takashi Ozawa, our Chief Operations Officer, each decreased from 5,000,000 JPY to 4,000,000 JPY. The monthly salary of our Chief Financial Officer, Mr. Masashi Takegaki, decreased from 1,200,000 JPY to 1,000,000 JPY. As a result, the reduction in monthly compensation paid to these executive officers totals approximately $19,360.

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

GRAND PERFECTA, INC.

March 15, 2017	By:	/s/ Shuya Watanabe
Shuya Watanabe
Chief Executive Officer, (Principal Executive Officer)

March 15, 2017	By:	/s/ Masashi Takegaki
Masashi Takegaki
Chief Financial Officer (Principal Financial Officer)

