Form 10-K
period 2017-07-31
Grand Perfecta, Inc.
filed 2017-11-02
CIK 1550053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒       Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2017, or

☐       Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

Commission File No. 0-55423

GRAND PERFECTA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-5732930
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Koyo Building, 2F, 2-36-10 Minamisuna
Koto-ku, Tokyo 136-0076 Japan

(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number: +81-3-5632-7251

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

The aggregate market value of voting stock held by non-affiliates on January 29, 2017, based on the average bid and asked prices on that day was $676,363. As of October 15, 2017, the Registrant had outstanding 31,800,000 shares of common stock, par value $0.001.

Documents incorporated by reference: None

TABLE OF CONTENTS

ITEM NUMBER AND CAPTION		Page

Part I
1.	Business
1A.	Risk Factors
1B.	Unresolved Staff Comments
2.	Properties
3.	Legal Proceedings
4.	Mine Safety Disclosures

Part II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
9B.	Other Information

Part III
10.	Directors, Executive Officers and Corporate Governance
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions, and Director Independence
14.	Principal Accountant Fees and Services
15.	Exhibits and Financial Statement Schedules

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

_______________________

Unless the context otherwise requires or otherwise notes, references in this Annual Report to “Grand Perfecta,” the “Company,” “we,” “our” or “us” means Grand Perfecta, Inc., and our three wholly-owned subsidiaries: LinkBit Consulting Co, Ltd. (“LinkBit”), Umajin Hong Kong Ltd. (“Umajin HK”), and Sports Perfecta, Inc. (“Sports Perfecta”).

i

PART I

ITEM 1.	BUSINESS

Company Overview and History

Grand Perfecta, Inc., a Nevada corporation, (the “Company”) is engaged in the business of gathering, publishing and disseminating horse racing information and other content related to horse racing in Japan and the Japanese horse racing industry. Historically our operations have been conducted in Japan through our wholly-owned subsidiary, LinkBit. LinkBit currently has six different websites that it owns and operates through its various subsidiaries, which comprise substantially all of the Company’s revenue. In May 2013, we acquired Umajin HK in Hong Kong as a wholly-owned subsidiary. Umajin HK delivered information on horse racing and soccer to its users until the end of June 2017, when it terminated its service.

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

Voting Control by Management

Shuya Watanabe, who is a director and Chief Executive Officer, owns Common Stock and Series A Convertible Preferred Stock of Grand Perfecta that represent approximately 46% of the total voting power of shares entitled to vote on all matters submitted to the shareholders for a vote. Furthermore, our officers and directors hold Common Stock and Series A Convertible Preferred Stock representing a total combined voting power of approximately 71% of the total voting power of our outstanding capital stock. As a result, our officers and directors as a group, are effectively able to control certain corporate governance matters requiring shareholders’ approval. Such matters include transactions in which our officers and directors have an interest other than as a shareholder, the approval of significant corporate transactions such as increasing the authorized number of our shares to complete acquisitions or raise capital, if necessary, and any other transactions requiring a majority vote without seeking other shareholders’ approval. Furthermore, our officers and directors as a group also have the ability to control other matters requiring shareholder approval including the election of directors, which could result in the entrenchment of management.

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

The JRA manages horse racing events at ten major race courses in metropolitan areas that are called Chuo Keiba (meaning "central horse racing"). Chuo Keiba represents some of the richest racing in the world, with 2017 purses for graded stakes races beginning at JPY55.6 million (about US$506,000). The annual Japan Cup in November is 2,400 meter invitational turn race and Arima Kinen in December is a 2,500 meter season-end Grand Prix. These two races are the richest turf races in Japan and one of the richest in the world with a 2017 purse of JPY570 million (about US $5 million each).

The NAR manages approximately 14 smaller municipal race courses operated by local racing authorities, which is called Chihou Keiba (meaning "local horse racing"). Chihou Keiba consists primarily of dirt graded events, including the international Grade 1 race, Tokyo Daishōten.

In 2016, there were approximately 288 JRA racing days and 1,290 NAR racing days. ‘Racing days’ means the total number of race days of all courses. Total prize money of JRA and NAR races in 2016 was approximately JPY80 billion (about US$728 million). JRA and NAR 2017 figures are not yet available.

On track pari-mutuel betting in 2016 was JPY134 billion (about US$1.2 billion), and off-track betting was JPY 3.04 trillion (about US$27.7 billion). The number of spectators attending JRA races in 2016 was approximately 6.3 million and attending NAR races was approximately 3.2 million.

The popularity and large fan following for horse racing in Japan, which translates into a large volume of betting, creates a demand by racing enthusiasts for information on breeding, race history of horses, jockeys, and other matters that may be factors in evaluating races and how to bet the horses. Our business focuses on meeting that demand for information.

Our Business

Our primary business is the delivery through the Internet and by phone to users and other consumers in Japan of information on horse racing and then convert those users to paying customers for enhanced services. Revenue from service payments for the fiscal year ended July 31, 2017, was approximately 97% of total revenue. The remainder of our revenue comes from providing sales promotion services and advertisement insertion on the horse racing information website Umajin.net, which is operated by LinkBit. Also, we receive a small portion of revenue selling mailing labels derived from our user base to third parties involved in the horse racing industry, which is a service we provide as a sideline to our core business.

Internet and Phone Services

We typically maintain 6-10 branded websites which each have different concepts and which are operated to meet the respective preferences of horse racing fans who are our users and customers. Every 3-5 years we redesign the websites or launch new services in response to trends and changes in preference of horse racing fans and add a fresh dimension to the websites. The following is a list of our subsidiaries and the website owned by each that is used to publish racing information for our users.

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

All of the foregoing are subsidiaries of LinkBit.

Customers to our Internet and phone information services pay access fees that ranges between $5 and $1,000, depending on the level of information access desired by the customer. Customers access the information service purchased with a personal user name and password for Internet access and a personal PIN for telephone access. Below is a chart setting forth specifics as to the service offering types and price ranges for each of our major service offerings. We provide our customers with premium content consisting of single item services, such as information on specific races or events or multiple races on the same day that the customer can access on a one-time or short term basis, package items made up of a combination of single items with common features or trends in items that we identify in single item service purchases, and term items that are published over a period of time and provide broader coverage of events or various aspects of the horse racing industry. In the table below we identify for each service the price range and type of service offered.

Service Name	Price Range (USD)	Service Type (S = Single Item; P = Package or Term Item)
Turf Agent	$100 - $1,000	S,P
Tau Project	$10 - $100	S
G1 Project	$100 - $1,000	S,P
Real Selector	$100 - $1,000	S,P
Yoso ou	$5 - $300	S,P
WRN	$30 - $1,000	S,P

As of July 31, 2017, we had accumulated approximately 1.43 million user identifications. Among these, approximately 93,700 have used our paid services. Our revenue represents a large number of purchases across a large menu of potential options rather than a large number of purchases in a small number of service offerings. In 2017, approximately 80% of our offered services are package items and approximately 20% are single service items.

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

LinkBit previously published Umajin, a horse racing magazine in Japan, but transferred that business to Umajin Co. Ltd. (referred to as Umajin Japan). We have continued to collaborate with Umajin Japan in the production of articles and other content for the magazine, and we also co-sponsor with Umagin Japan fan and spectator events of the type described above. We also collaborated with Umajin Japan in the production of the television program by providing sources and content.

Content

Our ability to attract users and sell them our fee-based services depends on the content we have to offer. We pursue a number of activities to generate content for our users.

We have a team that focuses on establishing and maintaining relationships with horse owners, trainers, jockeys, and others, all of which are a primary source of current information on what is going on at the track and in the horse racing industry. There are approximately 420 jockeys, 700 horse trainers, and 7,000 horse owners actively working today in Japan. We have connections with almost all of the jockeys and trainers, and with many of the owners as well. In addition, we gather information from more than 60 people who were formerly employed or otherwise affiliated with the horse racing industry, such as former jockeys and horse trainers. We also purchase horse racing information collected by Umajin Japan.

Much of the information we collect is used to produce articles, features, and on-going monthly reports that are the staples of our websites. We also use this information to perform analytics on horses and races and to calculate what we determine to be the value and capability of race horses using techniques we have developed by analyzing the previous10 years of horse racing data from Japan and nine years of horse racing data from Hong Kong.

Umajin.net has obtained approximately 674,000 addresses, all of which are non-paying. The total number of downloaded Umajin smartphone apps was 275,000.

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

Sports Perfecta

Sports Perfecta is the U.S. subsidiary of Grand Perfecta, and a digital sports media company offering sport games, websites, iPhone and Android apps, Facebook apps as well as Smart TV apps. Sports Perfecta has B2B (business to business) and B2C (business to consumer) platforms, which has two components - namely FanXT and Fantasy4All for sports leagues around the world.

•	FANXT provides daily and weekly fantasy games for popular sports across the world such as NFL, NBA, MLB, soccer and motor racing via the web, mobile and Facebook apps. It launched a fantasy jockey product in the United States last year.

•	Fantasy4All is a white-label fantasy sport game that includes seasonal to daily fantasy sports running on the web, Facebook, iPhone/iPad and Android platforms, and covers a vast variety of sports from the NFL to soccer and lacrosse. White-label fantasy games embrace the strength of each platform, allowing users to share their achievements via Facebook. We are currently providing the B2B platform to the Australian grassroots soccer league.

At the moment Sports Perfecta provides free services aiming to increase visibility of its service to fantasy sports fans, and horse racing fans as well, so as to broaden the base of customers and potential paying users.

Intellectual Property

We hold two Trademarks: UMAJIN, which was registered in Japan under registration number 5319066 as of April 23, 2010, and WINDEX1, which was registered in Japan under registration number 5876024 as of August 26, 2016.

Employees

Grand Perfecta has approximately 67 employees, including seven management level employees and 7 part-time employees. Eight of the employees and two part-time employees work at SPI’s subsidiary in Malaysia. The rest of the employees are in Japan.

Further Information and Reports

We are required to file with the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports of certain events on Form 8-K, and proxy and information statements disseminated to stockholders in connection with meetings of stockholders and other stockholder actions. Copies of these and any other materials we file with the Commission may be inspected without charge at the public reference facilities maintained by the Commission in Room 1580 – 100 F Street, N.E., Washington, D.C. 20549. Copies of all or any part of our filings may be obtained from the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549, upon payment of the prescribed fees. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s filings with the Commission are also available through its web site at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

Disclosure under this item is not required of a smaller reporting company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal business office is located at Koyo Building, 2F, 2-36-10 Minamisuna, Koto-ku, Tokyo 136-0076 Japan, which we lease for a monthly payment of JPY1,725,360 (approximately US $15,700). Our office in Kuala Lumpur, Malaysia is located at 12-05, Tower A, The Vertical Office Suite, 8 Jalan Kerinchi, Bangsar South, 59200 Kuala Lumpur, Malaysia, which has a monthly lease cost of MYR 5,668 (approximately US$1,300).

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

Calendar Quarter Ended	High Bid ($)	Low Bid ($)

October 31, 2015	$0.22	$0.14
January 31, 2016	$0.20	$0.12
April 30, 2016	$0.12	$0.07
July 31, 2016	$0.31	$0.07

October 31, 2016	$0.56	$0.10
January 31, 2017	$0.11	$0.04
April 30, 2017	$0.08	$0.06
July 31, 2017	$0.07	$0.04

Unregistered Sales of Equity Securities

There are no unregistered sales of securities that have not been reported, previously.

Dividends

We did not make any distributions to shareholders in fiscal years 2016 or 2017. Our present intention is to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Security Holders

At October 15, 2017, there were approximately 599 holders of record of our common stock.

Equity Compensation Plans

As of July 31, 2017, there were no equity securities authorized for issuance under any Company compensation plans.

Repurchases of common stock

There were no repurchases of equity securities by Grand Perfecta in the three-month period ended July 31, 2017.

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

General

Grand Perfecta is engaged in the business of transmitting and providing horse racing information via various types of media, including multiple websites owned and operated by the wholly owned subsidiaries of LinkBit. It is also pursuing development of a fantasy sports offering for a number of different sports, including horse racing, through its wholly-owned subsidiary, Sports Perfecta. A wholly owned subsidiary, Umajin HK, had been delivering information on horse racing to its users through its website similar to LinkBit, however it terminated its services at the end of June 2017.

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

Going Concern

Based on operating losses and negative cash from operations, substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plan in this regard is to improve sales and further reduce costs, including the shift of its broadcast program from satellite television to web TV. To finance operations while it improves operating results, it has sold $1,630,000 of common stock during the year ended July 31, 2017 and if necessary will continue financing activity such as taking loans, issuing new stock and asking existing creditors to convert their loans to shares of the Company’s common stock.

As of July 31, 2017, we had cash of $102,954 and a working capital deficit of $9,117,835 as compared to cash of $83,295 and a working capital deficit of $8,926,656 at July 31, 2016.

We continue to have a significant working capital deficit that adversely affects our business by limiting the resources we have available to pursue the promotion of our information services and develop new service opportunities for potential customers. Historically, we have relied on extensions of note payment due dates and new debt financing to repay note obligations as they came due in order to continue operations. Going forward we will continue to use extensions and new debt financing to address note obligations that come due, endeavor to gradually reduce obligations with cash flow provided by operations, and pursue over the next 12 months equity financing that we can apply to debt reduction and business development. Nevertheless, the shortage of working capital adversely affects our ability to develop, sponsor, or participate in activities that promote our information services to prospective customers and to develop new content, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities. There is no assurance that our plans for addressing our working capital shortages will be successful, and our failure to be reasonably successful should be expected to result in a significant contraction of our operations and potentially a failure of the business.

Foreign Exchange

The Company’s primary operations are conducted in Japan and performed by its wholly owned subsidiaries LinkBit. The Company also conducts operations through Sports Perfecta, and its Malaysian subsidiary SPT. A wholly owned subsidiary, Umajin HK, had been delivering information on horse racing to its users through its website similar to LinkBit, however it terminated its service at the end of June 2017. LinkBit’s functional currency is the Japanese Yen and Umajin HK’s functional currency is the Hong Kong Dollar. SPT’s functional currency is the Malaysian Ringgit.

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

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD at the following balance sheet dates.

	Balance Sheet Dates
	July 31,	July 31,
	2017	2016

Japanese Yen to USD	0.0091	0.0098
Hong Kong Dollars to USD	0.1280	0.1289
Malaysian Ringgit to USD	0.2335	0.2485

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD for the following operating periods.

	For the Year Ended
	July 31,	July 31,
	2017	2016

Japanese Yen to USD	0.0091	0.0087
Hong Kong Dollars to USD	0.1287	0.1289
Malaysian Ringgit to USD	0.2321	0.2413

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of July 31, 2017 and 2016.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of July 31, 2017 or 2016.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives once the individual assets are placed in service. Estimated useful lives for the assets are as follows.

Buildings and fixtures	8 - 43 years
Autos and trucks	2 - 6 years
Tools and equipment	4 - 10 years
Computer software	5 years

Goodwill

The Company’s goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, the Company conducted an analysis of the goodwill on its single reporting unit. As of July 31, 2016, the assessment for impairment found that the goodwill recorded for the acquisition of Umajin HK was impaired due to the ongoing and projected future losses of Umajin HK. As a result, an impairment charge of $99,502 was recorded during the year ended July 31, 2016. There was no impairment of goodwill during the year ended July 31, 2017.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company performed this analysis at July 31, 2017 and determined that the sum of projected future cash flows over the remaining useful life of the intangible assets were negative. Accordingly, the Company recorded an impairment charge of $83,712 during the year ended July 31, 2017. There was no impairment of long-lived assets identified during the year ended July 31, 2016.

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

The Company has determined that the book value of its outstanding financial instruments as of July 31, 2017 and 2016 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash, accounts receivable, notes receivable, and amounts due from related parties. The Company maintains its cash in banks located in Japan, Hong Kong, Malaysia and the United States in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers and note receivable holders. The Company had losses related to the write off of notes receivable during the year ended July 31, 2017 and 2016 of $309,400 and $7,395, respectively, in addition to the $1,312,276 loss on settlement of note receivable that was recorded during the year ended July 31, 2016.

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

The Company recognizes revenue on arrangements in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The majority of the Company’s revenue is generated by per-item sales. For certain users, payment is received at the time of purchase and for others it is received after purchase. In either case, the Company recognizes revenue for per-item sales when the requested information is supplied to the user and collection is reasonably assured. For information packages that span a period of time, the Company recognizes revenue over the term of the package. Revenues are presented net of refunds, credits and known and estimated credit card chargebacks. The Company reports revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority. Rights to content purchased by customers in advance of the content being provided are recorded as deferred revenue.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs incurred amounted to $241,623 and $172,983 for the years ended July 31, 2017 and 2016, respectively.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. As of July 31, 2017 and 2016, the Company had total options of 3,000,000 which were excluded from the computation of net income per share because they are anti-dilutive. As of July 31, 2016, the Company had convertible notes convertible into 980,000 shares of common stock which were excluded from the computation because they are anti-dilutive. As of July 31, 2017, the Company did not have any convertible notes. As a result, the basic and diluted earnings per share were the same for each of the periods presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company’s consolidated financial statements.

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

Results of Operations for the Year Ended July 31, 2017 and 2016

The following are the results of our operations for the year ended July 31, 2017 as compared to the year ended July 31, 2016:

	For the Year Ended
	July 31,	July 31,
	2017	2016	$ Change

Net sales	$12,999,014	$14,267,112	$(1,268,098)
Total revenue	12,999,014	14,267,112	(1,268,098)

Operating Expenses:
Cost of sales	3,598,010	5,234,575	$(1,636,565)
Depreciation and amortization expense	88,443	91,757	(3,314)
Impairment charge	83,712	99,502	(15,790)
Advertising	241,623	172,983	68,640
Rent expense	720,140	898,360	(178,220)
Salaries and wages	4,298,044	4,906,843	(608,799)
Other general and administrative expenses	5,016,693	4,558,636	458,057
Total operating expenses	14,046,665	15,962,656	(1,915,991)

Loss from operations	(1,047,651)	(1,695,544)	647,893

Other income (expense):
Loss on settlement of note receivable	–	(1,312,276)	1,312,276
Other income (loss)	(8,389)	375,708	(384,097)
Gain on exchange	27,306	10,183	17,123
Interest income	9,662	11,501	(1,839)
Interest expense	(927,351)	(664,196)	(263,155)
Total other income (expense)	(898,772)	(1,579,080)	680,308

Net loss before provision for income taxes	(1,946,423)	(3,274,624)	1,328,201
Benefit from income taxes	(96,616)	(64,555)	(32,061)
Net loss	(1,849,807)	(3,210,069)	1,360,262
Less: net loss attributable to noncontrolling interest	–	(62)	62
Net loss attributable to GPI stockholders	$(1,849,807)	$(3,210,007)	$1,360,200

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales decreased during the year ended July 31, 2017 as compared to the same period in 2016 due primarily to the content and platforms in certain of our service lines requiring new materials or methods to fulfill our customers’ needs. We have been focusing on creating a new digital media to coincide with the reduced popularity of traditional paper media and advertising. We believe this will take time to penetrate our customer base and bring revenue growth. The decrease in net sales was partially offset by an increase in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 5%.

Operating Expenses

Total operating expenses for the year ended July 31, 2017 were $14,046,665, which represented a decrease of $1,915,991 as compared to the same period in 2016. Our operating expenses decreased due primarily to lower cost of sales from a reduction in sales volume, as well as from lower monthly service fees paid to Umajin Japan and lower television production costs. We also had lower salaries from a reduction in headcount as well as decreased salaries from officers and directors. Our general and administrative expenses were also lower due to higher professional costs in the prior year associated with our public filings, as well as with the establishment and operation of Sports Perfecta. The decrease in general and administrative expenses was offset partially by increased bad debt expense of $302,005 due to write off uncollectible notes receivable, $600,000 of penalty expense related to failure to file tax returns, as well as additional expenses of $182,000 relating to restoration costs to restore our previous office space to its original condition. We do not expect these penalty and restoration costs to reoccur in the future. The decrease in operating expenses was also partially offset by an increase in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 5%.

Other Income/ (Expenses)

Total other expense for the year ended July 31, 2017 amounted to $898,772, which decreased by $680,308 as compared to the same period in 2016. The decrease in other expenses is primarily due to a loss on the settlement of a note receivable of $1,312,276 from Umajin Japan during 2016, a related party entity owned by one of our directors. This decrease was offset partially by an increase in interest expense due to the interest rates of the outstanding notes being higher than the prior period, including an additional $73,000 of default rate interest expense charged on two notes in default. Our other expenses were also higher in 2017 due to a loss on disposal of property and equipment of $132,746 associated with moving offices during the fourth quarter of fiscal year 2017.

Liquidity and Capital Resources

Based on operating losses and negative cash from operations, substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plan in this regard is to improve sales and further reduce costs, including the shift of its broadcast program from satellite television to web TV. To finance operations while it improves operating results, it has sold $1,630,000 of common stock during the year ended July 31, 2017 and if necessary will continue financing activity such as taking loans, issuing new stock and asking existing creditors to convert their loans to shares of the Company’s common stock.

As of July 31, 2017, we had cash of $102,954 and a working capital deficit of $9,117,835 as compared to cash of $83,295 and a working capital deficit of $8,926,656 at July 31, 2016.

We continue to have a significant working capital deficit that adversely affects our business by limiting the resources we have available to pursue the promotion of our information services and develop new service opportunities for potential customers. Historically, we have relied on extensions of note payment due dates and new debt financing to repay note obligations as they came due in order to continue operations. Going forward we will continue to use extensions and new debt financing to address note obligations that come due, endeavor to gradually reduce obligations with cash flow provided by operations, and pursue over the next 12 months equity financing that we can apply to debt reduction and business development. Nevertheless, the shortage of working capital adversely affects our ability to develop, sponsor, or participate in activities that promote our information services to prospective customers and to develop new content, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities. There is no assurance that our plans for addressing our working capital shortages will be successful, and our failure to be reasonably successful should be expected to result in a significant contraction of our operations and potentially a failure of the business.

The following is a summary of our cash flows from operating, investing and financing activities for the years ended July 31, 2017 and 2016.

	Year Ended
	July 31,	July 31,
	2017	2016
Cash flows used in operating activities	$(753,380)	$(809,503)
Cash flows used in investing activities	$(227,010)	$(207,157)
Cash flows provided by financing activities	$1,005,285	$1,011,606

Net cash flows used in operating activities for the year ended July 31, 2017 amounted to $753,380, compared to net cash used of $809,503 for the year ended July 31, 2016. Net cash flows used in operating activities were lower during the year ended July 31, 2017 due primarily to our net loss of $1,849,807 for the year ended July 31, 2017 as compared with a net loss of $3,210,069 during the year ended July 31, 2016, offset by non-cash charges in 2016 of $1,312,276 for the settlement of a note receivable, $120,000 in share-based compensation and an impairment charge of $99,502.

Net cash used in investing activities amounted to $227,010 for the year ended July 31, 2017, compared with net cash used of $207,157 for the year ended July 31, 2016. The cash flows used in investing activities during the year ended July 31, 2017 was due primarily to purchases of property and equipment of $135,700, payments for note receivable lending of $618,927, offset by $527,617 in proceeds from the collection of notes receivables. Cash used in investing activities during the year ended July 31, 2016 of $207,157 was primarily the result of $89,091 in spending relating to purchases of property and equipment, $687,935 of payments for note receivable lending, and $175,963 in payments for the acquisition of subsidiaries, offset by $53,391 in proceeds from the sale of property and equipment, and $690,070 in proceeds from the collection of notes receivables.

Net cash provided by financing activities for the year ended July 31, 2017 amounted to $1,005,285, as compared to net cash provided by $1,011,606 for the year ended July 31, 2016. Our cash provided by financing activities during the year ended July 31, 2017 of $1,005,285 was primarily the result of $1,630,000 in proceeds from the sale of stock, proceeds of $955,500 from notes payable borrowing, and proceeds of $667,485 from related party notes payable borrowing, offset by $1,246,700 in payments made on outstanding notes payable and $1,001,000 in payments made on our convertible note payable. During the year ended July 31, 2016, we had proceeds of $2,610,457 from new note payable borrowings and net proceeds of $104,400 from related party notes payable, offset by payments on our outstanding notes payable of $920,251 and payments of $783,000 on our convertible note payable.

Description of Indebtedness

The following is a summary of our outstanding notes payable as of July 31, 2017 and July 31, 2016.

	July 31,	July 31,
	2017	2016

Unsecured note payable issued on June 15, 2016, due on December 15, 2016, bearing interest at 15% per annum (21.9% per annum after the maturity date) due monthly. The Company is currently in default under the terms of the note.	$910,000	$980,000
Unsecured note payable issued on December 20, 2011, due on December 31, 2016, bearing interest at 15% per annum (18% per annum after the maturity date) due monthly. The Company is currently in default under the terms of the note.	1,911,000	2,058,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	–	539,000
Unsecured note payable issued on December 18, 2015, due in 20 monthly installments from July 31, 2017 through February 28, 2019, bearing interest at 12% per annum due monthly.	864,500	980,000
Unsecured note payable issued on February 5, 2016, due in 23 installments of JPY 3,000,000 beginning in February 2017 and a final installment of JPY 31,000,000 in January 2019, bearing interest at 12% per annum due monthly.	746,200	980,000
Unsecured note payable issued on June 28, 2017, payable in full on June 30, 2018, bearing interest at 12% per annum due monthly.	418,600	–
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	273,000	294,000
Unsecured notes payable, non-interest bearing, due on demand	41,336	44,516
Total notes payable	5,164,636	5,875,516
Less: current portion of notes payable	4,427,536	3,797,916
Long-term portion of notes payable	$737,100	$2,077,600

Of the total outstanding debt listed above as of July 31, 2017, $4,427,536 of the outstanding amounts are due during the year ended July 31, 2018 and $737,100 of the amounts are due during the year ended July 31, 2019.

On March 5, 2015, we entered into a convertible note agreement for total principal borrowings of JPY 200,000,000 ($1,620,000 at July 31, 2015). The amounts were originally due on March 5, 2016 and bear interest at a rate of 1% per annum. At the option of the debt holder, beginning 40 days after the issuance of the note, the debt holder may convert the outstanding balance of the note into shares of our common stock at a conversion rate equal to one share per JPY130.90 or $1.10 of outstanding principal and accrued interest. During the year ended July 31, 2016, the Company made payments of $783,000 on the outstanding principal of the convertible note payable, and the debt holder agreed to extend the maturity date for an additional 6 months until September 5, 2016. During the year ended July 31, 2017, the debt holder agreed to further extend the due date until June 30, 2017. The remaining balance of the convertible note payable was paid in full by the maturity date. As of July 31, 2017, the outstanding balance amounted to $0.

We also have note payable outstanding from related parties, all of which are either due on demand or due during the year ended July 31, 2018. The following is a summary of our outstanding balances due to related parties as of July 31, 2017 and 2016.

	July 31,	July 31,
	2017	2016

Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	$910,000	$980,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	455,000	490,000
Unsecured note payable issued on June 14, 2016, non-interest bearing and due on October 31, 2017 discounted using an effective interest rate of 12%. The balance is due to a related party entity which is owned by one of the directors of the Company.	273,000	294,000
Unsecured short-term borrowing on April 25, 2017, non-interest bearing and due on demand. The balance is due to a related party entity which is owned by one of the directors of the Company	345,800	–
Unsecured note payable issued on September 21, 2016, due on October 31, 2017 discounted using an effective interest rate of 12%. The balance is due to a related party entity which is owned by one of the directors of the Company.	273,000	–
Unsecured note payable due to the Company's Chairman and CEO, non-interest bearing and due on demand.	1,001,509	830,118
Unsecured note payable due to the Company's President, non-interest bearing and due on demand.	–	196,000
Total notes payable to related parties	3,258,309	2,790,118
Discount on notes payable to related parties	16,515	13,049
Notes payable to related parties, net	$3,241,794	$2,777,069

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required of a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Grand Perfecta’s financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1, following page 27.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company's management, under the supervision of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at July 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended July 31, 2017.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2017, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management concluded that the Company's internal control over financial reporting was not effective as of July 31, 2017.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s evaluation described above, it concluded that the Company had a significant control deficiency as of July 31, 2017 that constituted a material weakness in our internal control over financial reporting. Management has determined that the Company lacks the processes and procedures to ensure all financial events and transactions are recorded in accordance with US GAAP. More specifically, the Company engages third party service providers to assist with the preparation of its financial statements in accordance with US GAAP and to assist with the preparation of its US income taxes, however, the Company lacks in-house personnel capable of reviewing and overseeing this effort.

This Annual Report on form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the SEC that permit the company to provide only management's report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and officers

Set forth in the table below are the names, ages and positions of our current directors and executive officers. None of our directors or executive officers has any family relationship to any other director or executive officer.

Name	Age	Position

Shuya Watanabe	46	Chairman of the Board of Directors, Chief Executive Officer
Takashi Ozawa	45	President, Chief Operations Officer, Director
Masashi Takegaki	54	Chief Financial Officer, Secretary, Director
Motonori Okai	46	Director
Hideaki Takahashi	45	Director
Akira Tanabe	53	Director
Enrique Marchese	51	Director

All executive officers are elected by the board and hold office until their successors are duly elected and qualified. Each director is elected by the stockholders and serves until resignation or election of a successor by the stockholders.

Biographies

The following is information on the business experience of each of the officers and directors.

Shuya Watanabe, Chairman of the Board of Directors of the Company, Chief Executive Officer. Mr. Watanabe has served as a representative director of LinkBit for over the past 10 years, and became Chairman of the Board and Chief Executive Officer of Grand Perfecta at the time of the business reorganization in May 2012. Mr. Watanabe has spent most of his business career in the horse racing industry and, as a result, has substantial experience and industry contacts that are advantageous to the business of Grand Perfecta.

Takashi Ozawa, President, Chief Operations Officer, Director. Mr. Ozawa has served as a representative director of LinkBit for over the past 10 years, and became President, Chief Operations Officer and a Director of Grand Perfecta at the time of the business reorganization in May 2012. Mr. Ozawa has spent the last 20 years of his business career in the horse racing business working in the areas of racing media sales, product planning and development, and customer relations management, all of which management believes are valuable to the business of Grand Perfecta.

Masashi Takegaki, Chief Financial Officer, Secretary, Director. Mr. Takegaki has served as accounting section head and then accounting manager of LinkBit for over the past five years, and became a director of LinkBit in September 2013. He became Chief Financial Officer, Secretary and a Director of Grand Perfecta in February 2013. Mr. Takegaki has 20 years of experience in the areas of accounting and business tax in Japan, which management believes qualifies him to provide the financial accounting Grand Perfecta requires.

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

Code of Ethics

We adopted a Code of Ethics and Business Conduct (the “Code of Conduct”) that applies to all of our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct establishes standards and guidelines to assist our directors, officers, and employees in complying with both the Company’s corporate policies and with the law, and is posted at our website: www.grandperfecta.com. Additionally, we will provide to any person, without charge, a copy of the Code of Conduct upon written or oral request directed to: Corporate Secretary (Mr. Takegaki), Grand Perfecta, Inc., Koyo Building, 2F, 2-36-10 Minamisuna, Koto-ku, Tokyo 136-0076 Japan, telephone +81-3-5632-7251.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of Grand Perfecta’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish Grand Perfecta with copies of all Section 16(a) forms they file. Based solely on Grand Perfecta’s review of copies of such reports and representations from Grand Perfecta’s executive officers and directors, and greater than ten-percent beneficial owners, Grand Perfecta’s believes that its executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended July 31, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the cash and other compensation paid by the Company to our named executive officers for the years ended July 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Total ($)

Shuya Watanabe Chief Executive Officer	2017 2016	491,400 674,250	491,400 674,250

Takashi Ozawa Chief Operations Officer	2017 2016	491,400 613,350	491,400 613,350

Masashi Takegaki Chief Financial Officer	2017 2016	120,120 125,280	120,120 125,280

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

Director Compensation

The following table sets forth the cash and other compensation paid by the Company to our non-employee Directors for the years ended July 31, 2017 and 2016.

Name	Year	Cash Fees ($)	Total ($)

Motonori Okai	2017 2016	-0- -0-	-0- -0-

Hideaki Takahashi (1)	2017 2016	109,200 104,400	109,200 104,400

Akira Tanabe	2017 2016	-0- -0-	-0- -0-

Enrique Marchese (2)	2017 2016	30,000 30,000	30,000 30,000

(1)       The amount paid to Mr. Takahashi is compensation for his services as a director of LinkBit and the sole director of Umajin HK.

(2)       Mr. Marchese is paid an annual fee of $30,000 for his service as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth as of October 15, 2017, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Grand Perfecta, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. As of that date the Company had 31,800,000 shares of its common stock and 100,000 shares of its Series A Preferred Stock issued and outstanding. The Series A Preferred Stock is convertible into a total of 100,000 common shares.

5% Beneficial Owners (excluding officers and directors)	Number of Shares Beneficially Owned (1)	Percent of Class (1)

Kazuaki Goto (2) 34H One Legazpi Park 121 Rada st. Legazpi Village Manila Philippines	6,000,000	17.24

Sakura Corporation Ltd. (3) 7-12 Chifunemachi 2-chrome Matsuyama-shi, Ehime Prefecture, Japan	1,700,000	5.3

Heart Corporation Ltd. (3) 7-12 Chifunemachi 2-chrome, Matsuyama-shi, Ehime Prefecture, Japan	1,700,000	5.3

Directors and Officers

Shuya Watanabe (4)	14,100,000	45.73
Takashi Ozawa	6,600,000	20.75
Masashi Takegaki	-0-	-0-
Motonori Okai	-0-	-0-
Hideaki Takahashi	272,668	0.86
Akira Tanabe	1,250,000	3.93
Enrique Marchese	15,000	nil

All directors and named executive officers as a group (7 persons)	22,237,668	70.54

(1)       The Company believes that each stockholder has sole voting and investment power with respect to the shares of common stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the SEC, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (i) any shares as to which the person has sole or shared voting power or investment power, and (ii) any shares that the individual has the right to acquire within 60 days through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of common stock. All percentage calculations are based on 31,800,000 shares of common stock issued and outstanding on October 15, 2017.

(2)       Mr. Goto holds 3,000,000 shares of common stock, and an option to purchase an additional 3,000,000 common shares at a price of $1,.00 per share that expires June 11, 2019.

(3)       Sakura Corporation Ltd. (“Sakura”) owns 1,000,000 shares of common stock, and Heart Corporation (”Heart”) owns 700,000 shares of common stock. Ms. Kaori Hanaoka is the Representative Director and controlling equity owner of Sakura and Heart. Consequently, the shares owned directly by Sakura and by Heart may be deemed to be beneficially held by the other, and Ms. Kaori Hanaoka may be deemed to be the indirect beneficial owner of the shares held by both Sakura and Heart.

(4)       The 100,000 shares of Series A Preferred Stock held by Mr. Watanabe are convertible to common stock at a rate of one share of common stock for one share of Series A Preferred Stock, and vote with the common stock on all matters submitted to the stockholders. Each share of Series A Preferred Stock has the voting power of 10 common shares. The percentage calculation is for the total voting power of Mr. Watanabe without conversion of the Series A Preferred Stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Shuya Watanabe has made advances to LinkBit in prior periods that totaled JPY84,705,904 (approximately US$771,000) at July 31, 2017. During the year ended July 31, 2017, Mr. Watanabe made additional advances of JPY70,000,000 (approximately US$637,000) and received repayments of advances of JPY44,650,000 (approximately $406,315). As of July 31, 2017, total outstanding advances due to Mr. Watanabe amounted to JPY110,055,904 (US$1,001,509 as of July 31, 2017). There is no stated interest on the advances and no stated maturity date.

Motonori Okai is the responsible director and sole owner of Umajin Japan. Grand Perfecta and Umajin Japan have an agreement pursuant to which Umajin Japan provides to Grand Perfecta horserace information for a fee of 16 million yen per month (inclusive of consumption tax) and horseracing related email magazine and web page content for a fee of 7 million yen per month (inclusive of consumption tax) for a total of 23 million Yen per month. The Company and Umajn Japan agreed to reduce the monthly fees from 23 million Yen to 11 million Yen subsequent to October 2016. Subsequent to February 2017, the Company and Umajin Japan agreed to reduce the fee to 8 million Yen per month through October 2017. Payments to Umajin Japan were JPY127,777,786 (approximately US$1,163,000), including consumption tax payments of JPY10,222,214 (approximately US$93,000) in fiscal year 2017. We expect this same commercial relationship will continue for the fiscal year ending July 31, 2018.

Mr. Ozawa had made an advance to LinkBit in prior periods the amount of JPY20,000,000 (approximately US$196,000) as of July 31, 2016. During the year ended July 31, 2017, this amount was repaid in full. There are no further advances outstanding to Mr. Ozawa. There was no stated interest on the advance.

Akira Tanabe is the representative director of Clara Ltd., which has made advances to LinkBit that totaled JPY150,000,000 (approximately US$1,365,000 at July 31, 2017). The interest rate on the advances is 1% per annum, and is due upon demand. On September 21, 2016, Clara Ltd. made an additional advance totaling JPY30,000,000 (approximately $273,000). The interest rate on the advance is 1% per annum and is due on October 31, 2017. At July 31, 2017, the aggregate principal balances of the advances outstanding were JPY180,000,000 (approximately US$1,638,000). Interest payments to Clara Ltd. for fiscal year 2017 totaled JPY1,732,603 (approximately US$16,000).

Additionally, LinkBit entered into an agreement with Clara Ltd. allowing them access to the LinkBit’s database containing certain horse racing information for an indefinite period. As compensation, LinkBit will receive a total of JPY30,000,000, resulting in USD$273,000 of revenue for LinkBit in fiscal year 2017. The fee under this agreement is payable in 10 monthly installments starting in November 2016. As of July 31, 2017, the amount due under this agreement was JPY3,000,000 (USD$27,300).

Additionally, LinkBit is a party to a services agreement with Cheval Attache Co., Ltd. (of which Mr. Tanabe is a representative director) dated August 2014. Cheval Attache delivers services relating to content and application development. LinkBit pays a monthly fee of JPY1,000,000 (approximately US$9,000) to Cheval Attache. During fiscal year 2017 a total of JPY12,960,000 (approximately US$118,000) in service fees was paid to Cheval Attache. During fiscal year 2017, LinkBit also charged Cheval Attache JPY11,021,988 (approximately US$100,000) service fees related to access it provided relating to horseracing contacts.

Cheval Attache also made advances totaling JPY68,000,000 (approximately USD$618,800) at July 31, 2017. There is no stated interest on the advances and JPY30,000,000 (USD$273,000) of the amounts are due on October 31, 2017, and remainder is due on demand.

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

The aggregate fees billed to the Company by Mac Accounting Group, LLP, Haynie & Company, and by HJ & Associates for the years ended July 31, 2017 and 2016, for professional fees are as follows:

	2017	2016

Audit fees	$170,000	$216,000
Audit related fees	-0-	-0-
Total audit and related fees	170,000	216,000

Other consulting fees	-0-	-0-
Tax fees	-0-	30,000
Total fees	$170,000	$246,000

Audit Fees and audit related fees are amounts billed for professional services that our independent public accounting firm provided for the audit of our annual financial statements, review of the financial statements included in our reports on 10-Q, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document

3.1	Articles of Incorporation of Grand Perfecta, Inc. (formerly known as STI Holdings, Inc.) (1)

3.2	Bylaws of Grand Perfecta, Inc. (1)

3.3	Certificate of Amendment to Articles of Incorporation dated January 9, 2008, designating preferred stock as Series A Convertible Preferred Stock (1)

3.4	Certificate of Amendment to Articles of Incorporation dated June 21, 2011, for Designation of Rights, Privileges, and Preferences of Series A Convertible Preferred Stock of Grand Perfecta, Inc. (formerly known as STI Holdings, Inc.) (1)

3.5	Certificate of Amendment to Articles of Incorporation dated March 29, 2013, for name change of STI Holdings, Inc. to Grand Perfecta, Inc. (1)

4.1	Convertible Debenture dated March 5, 2015 with respect to JPY200,000,000 principal amount of convertible notes bearing interest at 1.0% per annum (1)

4.2	First Amendment dated March 2, 2016, to the Convertible Debenture dated March 5, 2015 (2)

10.1	Service Agreement dated August 1, 2014 between Link Bit Consulting Co., Ltd. and Cheval Attache Co., Ltd. (1)

10.2	Loan Agreement dated March 26, 2012 between Clara Ltd., as lender, and Link Bit Consulting Co., Ltd., as borrower (1)

10.3	Revised Loan Agreement dated January 29, 2013 between Clara Ltd., as lender, and Link Bit Co., Ltd., as borrower (1)

10.4	Offshore Securities Purchase Agreement dated as of March 5, 2015 between Grand Perfecta, Inc. and Europlus International Ltd. (1)

10.5	Link Bit Co., Ltd. office lease with Tokyo Teleport Center Co., Ltd. dated August 31, 2014 (1)

10.6	Stock Purchase Agreement dated June 11, 2014 between Grand Perfecta, Inc. and Kuzuaki Goto (1)

10.7	Lease (license) between Umajin Hong Kong Ltd and Apex Business Centre Limited dated as of June 25, 2014 (1)

10.8	Offer Letter between Grand Perfecta, Inc. and Enrique Marchese dated May 8, 2014 (1)

10.9	Note Payment and Satisfaction Agreement between Link Bit Consulting Co., Ltd., and Umajin Co. Ltd., dated October 28, 2015 (3)

10.10	Services Agreement between Link Bit Consulting Co., Ltd., and Umajin Co. Ltd., dated November 1, 2015 (3)

10.11	Money Loan Agreement between Link Bit Consulting Co., Ltd., and Fuji Kigyo Co., Ltd., dated December 18, 2015 (4)

10.12	Loan Agreement dated June 15, 2016, between Link Bit Consulting Co., Ltd., and Toshiro Ohshimo (6)

10.13	Offshore Securities Purchase Agreement dated August 23, 2016, between Grand Perfecta, Inc., and Sakura Corporation (6)

10.14	Offshore Securities Purchase Agreement dated March 31, 2017, between Grand Perfecta, Inc., and Heart Corporation

14.1	Code of Ethics (5)

21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

(6)       These exhibits are incorporated herein by this reference to our report on Form 10-K for the period ended July 31, 2016, filed with the Securities and Exchange Commission on November 8, 2016.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAND PERFECTA, INC.

Date: November 2, 2017	By	/s/ Shuya Watanabe
Shuya Watanabe, Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2017	By	/s/ Masashi Takegaki
Masashi Takegaki, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:November 2, 2017	/s/ Shuya Watanabe
Shuya Watanabe, Director

Date: November 2, 2017	/s/ Takashi Ozawa
Takashi Ozawa, Director

Date: November 2, 2017	/s/ Masashi Takegaki
Masashi Takegaki, Director

Date: November 2, 2017	/s/ Motonori Okai
Motonori Okai, Director

Date: November 2, 2017	/s/ Takashi Ozawa
Takashi Ozawa, Director

Date: November 2, 2017	/s/ Hideaki Takahashi
Hideaki Takahashi, Director

Date: November 2, 2017	/s/ Akira Tanabe
Akira Tanabe, Director

Date: November 2, 2017	/s/ Enrique Marchese
Enrique Marchese, Director

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Grand Perfecta, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Grand Perfecta, Inc.

Koto-ku, Tokyo, Japan

We have audited the accompanying consolidated balance sheets of Grand Perfecta, Inc. and subsidiaries as of July 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Perfecta, Inc. and subsidiaries as of July 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced losses from operations during the last two years and has total liabilities in excess of total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mac Accounting Group, LLP

Mac Accounting Group, LLP

Midvale, Utah

November 2, 2017

GRAND PERFECTA, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2017	2016

Assets
Current assets
Cash	$102,954	$83,295
Accounts receivable, net	1,085,276	738,924
Accounts receivable - related party	27,300	–
Current portion of notes receivable	2,057,251	2,457,846
Deferred tax assets, current portion	206,270	112,008
Prepaid expenses and other current assets	30,803	12,660
Total current assets	3,509,854	3,404,733

Property and equipment, net	174,311	242,749

Other assets
Long-term notes receivables, net of current portion	605,449	644,543
Deferred tax assets, long-term portion	583,052	620,347
Goodwill	6,917,722	7,449,853
Other intangibles, net	–	126,447
Other assets	183,590	675,382
Total other assets	8,289,813	9,516,572
Total assets	$11,973,978	$13,164,054

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$3,467,660	$2,665,190
Accounts payable to related parties	109,813	278,977
Deferred revenues	866,865	1,424,008
Current portion of notes payable	4,427,536	3,797,916
Debt to related parties, net of discount	3,241,794	2,777,069
Convertible note payable	–	1,078,000
Taxes payable	514,021	310,229
Total current liabilities	12,627,689	12,331,389
Long-term portion of notes payable, net of current portion	737,100	2,077,600
Total liabilities	13,364,789	14,408,989

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding as of July 31, 2017 and 2016	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 31,800,000 and 30,100,000 shares issued and outstanding as of July 31, 2017 and 2016, respectively	31,800	30,100
Additional paid-in capital	5,752,362	4,062,308
Accumulated other comprehensive income	325,864	297,999
Accumulated deficit	(7,705,687)	(5,855,880)
Total GPI stockholders' equity (deficit)	(1,595,561)	(1,465,373)
Noncontrolling interest	204,750	220,438
Total stockholders' equity (deficit)	(1,390,811)	(1,244,935)
Total liabilities and stockholders' equity	$11,973,978	$13,164,054

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	July 31,	July 31,
	2017	2016

Net sales	$12,999,014	$14,267,112
Total revenues	12,999,014	14,267,112

Operating expenses:
Cost of sales	3,598,010	5,234,575
Depreciation and amortization expense	88,443	91,757
Impairment charge	83,712	99,502
Advertising	241,623	172,983
Rent expense	720,140	898,360
Salaries and wages	4,298,044	4,906,843
Other general and administrative expenses	5,016,693	4,558,636
Total operating expenses	14,046,665	15,962,656

Loss from operations	(1,047,651)	(1,695,544)

Other income (expense):
Loss on settlement of note receivable	–	(1,312,276)
Other income (expense)	(8,389)	375,708
Gain on exchange	27,306	10,183
Interest income	9,662	11,501
Interest expense	(927,351)	(664,196)
Total other income (expense)	(898,772)	(1,579,080)

Net loss before provision for income taxes	(1,946,423)	(3,274,624)
Provision for (benefit from) income taxes	(96,616)	(64,555)
Net loss	(1,849,807)	(3,210,069)
Less: net loss attributable to noncontrolling interest	–	(62)
Net loss attributable to GPI	$(1,849,807)	$(3,210,007)

Net loss per share, basic and diluted	$(0.06)	$(0.11)
Weighted average number of common shares outstanding, basic and diluted	31,251,781	29,934,973

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended
	July 31,	July 31,
	2017	2016

Net loss	$(1,849,807)	$(3,210,069)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	27,865	(141,266)
Total other comprehensive income (loss), net of tax	27,865	(141,266)
Comprehensive loss	(1,821,942)	(3,351,335)
Comprehensive income (loss) attributable to noncontrolling interest	(15,688)	44,139
Comprehensive loss attributable to GPI stockholders	$(1,837,630)	$(3,307,196)

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Interest	Total
Balance, July 31, 2015	100,000	$100	30,500,000	$30,500	$4,121,034	$439,265	$(2,645,873)	$219,146	$2,164,172

Stock issued for services	–	–	1,000,000	1,000	119,000	–	–	–	120,000
Settlement of related party note receivable through exchange of stock	–	–	(1,400,000)	(1,400)	(194,600)	–	–	–	(196,000)
Sale of interest in subsidiary	–	–	–	–	–	–	–	(42,785)	(42,785)
Discount from note payable to related parties	–	–	–	–	16,874	–	–	–	16,874
Foreign currency translation adjustment	–	–	–	–	–	(141,266)	–	44,139	(97,127)
Net loss	–	–	–	–	–	–	(3,210,007)	(62)	(3,210,069)
Balance, July 31, 2016	100,000	100	30,100,000	30,100	4,062,308	297,999	(5,855,880)	220,438	(1,244,935)

Sale of stock	–	–	1,700,000	1,700	1,628,300	–	–	–	1,630,000
Discount from note payable to related parties	–	–	–	–	61,754	–	–	–	61,754
Foreign currency translation adjustment	–	–	–	–	–	27,865	–	(15,688)	12,177
Net loss	–	–	–	–	–	–	(1,849,807)	–	(1,849,807)
Balance, July 31, 2017	100,000	$100	31,800,000	$31,800	$5,752,362	$325,864	$(7,705,687)	$204,750	$(1,390,811)

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	July 31,	July 31,
	2017	2016

Cash flows from operating activities
Net loss	$(1,849,807)	$(3,210,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,443	91,757
Loss on settlement of note receivable	–	1,312,276
Share-based compensation	–	120,000
Impairment charge	83,712	99,502
Amortization of debt discount	57,128	4,033
Loss on disposal of property and equipment	132,746	42,174
Loss on write-off of notes receivables	309,400	7,395
Gain on forgiveness of note payable	–	(165,300)
Gain on sale of interest in subsidiary	–	(35,462)
Gain on bargain purchase of subsidiary	–	(84,432)
Provision for (benefit from) deferred taxes	(109,279)	(85,782)
Changes in operating assets and liabilities:
Accounts receivable	(398,897)	22,700
Accounts receivable - related party	(27,300)	–
Prepaid expenses and other current assets	(18,962)	376,477
Other assets	443,691	(6,629)
Accounts payable and accrued expenses	914,457	910,296
Accounts payable to related party	(149,236)	247,663
Deferred revenue	(455,428)	(74,066)
Taxes payable	225,952	(382,036)
Net cash used in operating activities	(753,380)	(809,503)

Cash flows from investing activities
Purchase of property and equipment	(135,700)	(89,091)
Proceeds from sale of property and equipment	–	53,391
Proceeds from collection of notes receivables	527,617	690,070
Payments for notes receivable lending	(618,927)	(687,935)
Proceeds from sale of interest in subsidiary, net	–	2,371
Payments for acquisition of subsidiaries, net of cash received	–	(175,963)
Net cash used in investing activities	(227,010)	(207,157)

Cash flows from financing activities
Proceeds from notes payable	955,500	2,610,457
Sale of common stock	1,630,000	–
Payments on note payable	(1,246,700)	(920,251)
Proceeds from related parties borrowings, net	667,485	104,400
Payments on convertible note payable	(1,001,000)	(783,000)
Net cash provided by financing activities	1,005,285	1,011,606

Effect of exchange rate fluctuations on cash	(5,236)	12,571

Net change in cash	19,659	7,517
Cash, beginning of the period	83,295	75,778
Cash, end of the period	$102,954	$83,295

Supplemental disclosure of cash flow information:
Interest paid	$797,702	$660,163
Income taxes paid	$22,383	$403,263

Supplemental disclosure of non-cash investing and financing information:
Decrease in common stock, par value, from settlement of related party note receivable	$–	$(1,400)
Decrease in additional paid-in capital from settlement of related party note receivable	$–	$(194,600)
Forgiveness of Basougu note payable in conjunction with acquisition	$–	$(12,641)
Increase in additional paid in capital and debt discount for imputed interest	$61,754	$16,874
Reclassification of balance from related party notes receivable to notes receivable	$–	$499,898

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Organization

Grand Perfecta, Inc. (“Grand Perfecta”) was incorporated in the State of Nevada on March 25, 2002, as STI Holdings, Inc. (“STI”). On May 12, 2012, Grand Perfecta completed an Agreement and Plan of Reorganization whereby it acquired 100% of the issued and outstanding shares of Link Bit Consulting Co, Ltd. (“LinkBit”), a Japanese corporation, for 25,000,000 common shares in a transaction accounted for as a recapitalization of LinkBit. Effective March 29, 2013, STI amended its Articles of Incorporation to change its name to Grand Perfecta, Inc. On May 27, 2013, Grand Perfecta issued 272,668 shares in exchange for 100% of the issued and outstanding shares of Umajin Hong Kong Ltd. (“Umajin HK”), a Hong Kong corporation. In August 2015, Grand Perfecta formed Sports Perfecta, Inc. (“Sports Perfecta”), as a California subsidiary to pursue development of a fantasy sports offering to horse racing fans. The operations of Grand Perfecta, LinkBit, Umajin HK, and Sports Perfecta are collectively referred to as the “Company.”

On December 16, 2015, LinkBit acquired 100% of the outstanding shares of Basougu Shokuninkai Co., Ltd. (“Basougu”), a Japanese corporation (See Note 6). On January 7, 2016, Sports Perfecta acquired 100% of the outstanding stock of Just Mobile Sdn. Bhd. (“Just Mobile”), a Malaysian company (see Note 6). On January 20, 2016, Just Mobile changed its name to Sports Perfecta Technologies Sdn Bhd (“SPT”). The operations of Just Mobile are referred to as SPT after the acquisition date of January 7, 2016.

Nature of Business

The Company is engaged in the business of transmitting and providing horse racing information via various types of media, including multiple websites owned and operated by the wholly owned subsidiaries of LinkBit and Umajin HK. LinkBit currently operates 6 websites through its various subsidiaries, which generate substantially all of the Company’s revenue. Umajin HK had been delivering information on horse racing to its users through its website, however it terminated its service at the end of June 2017. The Company is pursuing development of a fantasy sports offering through Sports Perfecta, which has not yet generated any significant revenue.

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

Going Concern

Based on operating losses and negative cash from operations, substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plan in this regard is to improve sales and further reduce costs, including the shift of its broadcast program from satellite television to web TV. To finance operations while it improves operating results, it has sold $1,630,000 of common stock during the year ended July 31, 2017 and if necessary will continue financing activity such as taking loans, issuing new stock and asking existing creditors to convert their loans to shares of the Company’s common stock.

As of July 31, 2017, we had cash of $102,954 and a working capital deficit of $9,117,835 as compared to cash of $83,295 and a working capital deficit of $8,926,656 at July 31, 2016.

We continue to have a significant working capital deficit that adversely affects our business by limiting the resources we have available to pursue the promotion of our information services and develop new service opportunities for potential customers. Historically, we have relied on extensions of note payment due dates and new debt financing to repay note obligations as they came due in order to continue operations. Going forward we will continue to use extensions and new debt financing to address note obligations that come due, endeavor to gradually reduce obligations with cash flow provided by operations, and pursue over the next 12 months equity financing that we can apply to debt reduction and business development. Nevertheless, the shortage of working capital adversely affects our ability to develop, sponsor, or participate in activities that promote our information services to prospective customers and to develop new content, because a substantial portion of cash flow goes to reduce debt rather than to advance operating activities. There is no assurance that our plans for addressing our working capital shortages will be successful, and our failure to be reasonably successful should be expected to result in a significant contraction of our operations and potentially a failure of the business.

Foreign Exchange

The Company’s primary operations are conducted in Japan and performed by its wholly owned subsidiaries LinkBit. The Company also conducts operations through Sports Perfecta, and its Malaysian subsidiary SPT. A wholly owned subsidiary, Umajin HK, had been delivering information on horse racing to its users through its website similar to LinkBit, however it terminated its service at the end of June 2017. LinkBit’s functional currency is the Japanese Yen and Umajin HK’s functional currency is the Hong Kong Dollar. SPT’s functional currency is the Malaysian Ringgit.

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

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD at the following balance sheet dates.

	Balance Sheet Dates
	July 31,	July 31,
	2017	2016

Japanese Yen to USD	0.0091	0.0098
Hong Kong Dollars to USD	0.1280	0.1289
Malaysian Ringgit to USD	0.2335	0.2485

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD for the following operating periods.

	For the Year Ended
	July 31,	July 31,
	2017	2016

Japanese Yen to USD	0.0091	0.0087
Hong Kong Dollars to USD	0.1287	0.1289
Malaysian Ringgit to USD	0.2321	0.2413

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of July 31, 2017 and 2016.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of July 31, 2017 or 2016.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives once the individual assets are placed in service. Estimated useful lives for the assets are as follows.

Buildings and fixtures	8 - 43 years
Autos and trucks	2 - 6 years
Tools and equipment	4 - 10 years
Computer software	5 years

Goodwill

The Company’s goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, the Company conducted an analysis of the goodwill on its single reporting unit. As of July 31, 2016, the assessment for impairment found that the goodwill recorded for the acquisition of Umajin HK was impaired due to the ongoing and projected future losses of Umajin HK. As a result, an impairment charge of $99,502 was recorded during the year ended July 31, 2016. There was no impairment of goodwill during the year ended July 31, 2017.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company performed this analysis at July 31, 2017 and determined that the sum of projected future cash flows over the remaining useful life of the intangible assets were negative. Accordingly, the Company recorded an impairment charge of $83,712 during the year ended July 31, 2017. There was no impairment of long-lived assets identified during the year ended July 31, 2016.

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

The Company has determined that the book value of its outstanding financial instruments as of July 31, 2017 and 2016 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash, accounts receivable, notes receivable, and amounts due from related parties. The Company maintains its cash in banks located in Japan, Hong Kong, Malaysia and the United States in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers and note receivable holders. The Company had losses related to the write off of notes receivable during the year ended July 31, 2017 and 2016 of $309,400 and $7,395, respectively, in addition to the $1,312,276 loss on settlement of note receivable that was recorded during the year ended July 31, 2016 (see Note 13).

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

The Company recognizes revenue on arrangements in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. The majority of the Company’s revenue is generated by per-item sales. For certain users, payment is received at the time of purchase and for others it is received after purchase. In either case, the Company recognizes revenue for per-item sales when the requested information is supplied to the user and collection is reasonably assured. For information packages that span a period of time, the Company recognizes revenue over the term of the package. Revenues are presented net of refunds, credits and known and estimated credit card chargebacks. The Company reports revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority. Rights to content purchased by customers in advance of the content being provided are recorded as deferred revenue.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs incurred amounted to $241,623 and $172,983 for the years ended July 31, 2017 and 2016, respectively.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. As of July 31, 2017 and 2016, the Company had total options of 3,000,000 which were excluded from the computation of net income per share because they are anti-dilutive. As of July 31, 2016, the Company had convertible notes convertible into 980,000 shares of common stock which were excluded from the computation because they are anti-dilutive. As of July 31, 2017, the Company did not have any convertible notes. As a result, the basic and diluted earnings per share were the same for each of the periods presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods therein. Early application is not permitted. Management is in the process of assessing the impact of ASU 2014-09 on the Company’s consolidated financial statements.

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

3.  PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consisted of the following.

	July 31,	July 31,
	2017	2016
Buildings and fixtures	$102,528	$317,140
Autos and trucks	275,799	297,014
Tools and equipment	423,632	538,231
Computer software	1,442,753	1,553,734
	2,244,712	2,706,119
Less: accumulated depreciation	(2,070,401)	(2,463,370)
	$174,311	$242,749

Depreciation expense amounted to $54,053 and $71,530 for the year ended July 31, 2017 and 2016, respectively.

4.  NOTES RECEIVABLE

The Company’s outstanding notes receivable consist of unsecured advances, including interest ranging from 0% to 3% per annum, payable in full on dates extending through 2039. As of July 31, 2017 and 2016, the Company had total outstanding notes receivable of $2,662,700 and $3,102,389, respectively. The portion of these outstanding notes receivables that were either due on demand or had scheduled due dates within one year amounted to $2,057,251 and $2,457,846 as of July 31, 2017 and 2016, respectively.

The future scheduled maturities of outstanding notes receivables as of July 31, 2017 based on contractual due dates are as follows.

Year Ended
July 31,

2018	$2,057,251
2019	7,486
2020	10,997
2021	–
2022	31,251
Thereafter	555,715
Total	$2,662,700

5.  GOODWILL

The Company had recorded goodwill relating to the purchase of Media 21, Inc. in 2011, as well as the acquisition of Umajin HK on May 27, 2013. The following is a summary of the activity relating to goodwill for the years ended July 31, 2016 and 2017. The impairment expense related to Umajin HK of $99,502 during the year end July 31, 2016 has been the only impairment expense recognized.

Balance as of July 31, 2015	$6,257,112
Impairment of Umajin HK goodwill	(99,502)
Foreign currency translation adjustment	1,292,243
Balance as of July 31, 2016	$7,449,853
Foreign currency translation adjustment	(532,131)
Balance as of July 31, 2017	$6,917,722

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

Intangible assets acquired represent developed technology which has an estimated useful life of 4 years. Amortization expense for intangible assets amounted to $34,390 and $20,227 for year ended July 31, 2017 and 2016, respectively. As of July 31, 2017, the Company determined that the future projected cash flows over the remaining useful life of the intangible assets were negative. As a result, the Company recorded an impairment charge during the year ended July 31, 2017 of $83,712, representing the book value of the intangible assets at the time.

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

7.  NOTES PAYABLE

A summary of the Company’s outstanding notes payable is as follows:

	July 31,	July 31,
	2017	2016

Unsecured note payable issued on June 15, 2016, due on December 15, 2016, bearing interest at 15% per annum (21.9% per annum after the maturity date) due monthly. The Company is currently in default under the terms of the note.	$910,000	$980,000
Unsecured note payable issued on December 20, 2011, due on December 31, 2016, bearing interest at 15% per annum (18% per annum after the maturity date) due monthly. The Company is currently in default under the terms of the note.	1,911,000	2,058,000
Unsecured note payable issued on January 20, 2011, due on June 30, 2017, bearing interest at 12% per annum due monthly.	–	539,000
Unsecured note payable issued on December 18, 2015, due in 20 monthly installments from July 31, 2017 through February 28, 2019, bearing interest at 12% per annum due monthly.	864,500	980,000
Unsecured note payable issued on February 5, 2016, due in 23 installments of JPY 3,000,000 beginning in February 2017 and a final installment of JPY 31,000,000 in January 2019, bearing interest at 12% per annum due monthly.	746,200	980,000
Unsecured note payable issued on June 28, 2017, payable in full on June 30, 2018, bearing interest at 12% per annum due monthly.	418,600	–
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	273,000	294,000
Unsecured notes payable, non-interest bearing, due on demand	41,336	44,516
Total notes payable	5,164,636	5,875,516
Less: current portion of notes payable	4,427,536	3,797,916
Long-term portion of notes payable	$737,100	$2,077,600

Substantially all of the above outstanding notes payable are personally guaranteed by the Company’s Chief Executive Officer.

Future scheduled maturities of long-term debt are as follows:

Year Ended
July 31,

2018	$4,427,536
2019	737,100
Total	$5,164,636

8.  DEBT TO RELATED PARTIES

A summary of the Company’s outstanding debt to related parties is as follows:

	July 31,	July 31,
	2017	2016

Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	$910,000	$980,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	455,000	490,000
Unsecured note payable issued on June 14, 2016, non-interest bearing and due on October 31, 2017 discounted using an effective interest rate of 12%. The balance is due to a related party entity which is owned by one of the directors of the Company.	273,000	294,000
Unsecured short-term borrowing on April 25, 2017, non-interest bearing and due on demand. The balance is due to a related party entity which is owned by one of the directors of the Company	345,800	–
Unsecured note payable issued on September 21, 2016, due on October 31, 2017 discounted using an effective interest rate of 12%. The balance is due to a related party entity which is owned by one of the directors of the Company.	273,000	–
Unsecured note payable due to the Company's Chairman and CEO, non-interest bearing and due on demand.	1,001,509	830,118
Unsecured note payable due to the Company's President, non-interest bearing and due on demand.	–	196,000
Total notes payable to related parties	3,258,309	2,790,118
Discount on notes payable to related parties	16,515	13,049
Notes payable to related parties, net	$3,241,794	$2,777,069

The Company imputed interest on the above notes payable received on June 14, 2016 and September 21, 2016 using the effective interest rate of 12%, which approximated the Company’s incremental borrowing rate. The total interest imputed amounted to $78,628, including $16,874 during the year ended July 31, 2016 and $61,754 during the year ended July 31, 2017. The imputed interest was recorded as a discount to the note payable and an increase to additional paid-in capital. The amounts are being amortized as interest expense through the maturity dates of the notes, which amounted to $57,128 and $4,033 during the year ended July 31, 2017 and 2016, respectively.

9.  CONVERTIBLE NOTE PAYABLE

On March 5, 2015, the Company entered into a convertible note agreement for total principal borrowings of JPY 200,000,000 ($1,620,000 at July 31, 2015). The amounts were originally due on March 5, 2016 and bear interest at a rate of 1% per annum. At the option of the debt holder, beginning 40 days after the issuance of the note, the debt holder may convert the outstanding balance of the note into shares of the Company’s common stock at a conversion rate equal to one share per JPY130.90 or $1.10 of outstanding principal and accrued interest. During the year ended July 31, 2016, the Company made payments of $783,000 on the outstanding principal of the convertible note payable, and the debt holder agreed to extend the maturity date for an additional 6 months until September 5, 2016. During the year ended July 31, 2017, the debt holder agreed to further extend the due date until June 30, 2017. The remaining balance of the convertible note payable was paid in full by the maturity date. As of July 31, 2017, the outstanding balance amounted to $0.

The conversion feature associated with the convertible note payable created a derivative liability as of April 14, 2015, the date in which the note became convertible. The Company valued the derivative as of each subsequent reporting period using the Black-Scholes pricing model up until the principal amount was paid in full during the year ended July 31, 2017, at which point the derivative no longer existed. The value at each of these dates amounted to $0.

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

The Company had 100,000 shares of Series A Preferred Stock issued and outstanding as of July 31, 2017 and 2016.

Common Stock Transactions

Pursuant to the Satisfaction Agreement effective November 2, 2015 (see Note 13), Umajin Japan agreed to sell 1,400,000 shares of the Company’s common stock back to the Company, and the Company has agreed to release Umajin Japan from any further obligation due under the promissory note.

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

Stock Options

In connection with the sale of stock on June 11, 2014, the Company granted an option to the buyer to purchase an additional 3,000,000 shares of common stock for a purchase price of $3 million at any time prior to June 11, 2019. The options are outstanding as of July 31, 2017.

11.  INCOME TAXES

The Company records its deferred taxes under the liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined based on multi-national, multi-jurisdictional nature of the Company’s operations. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consisted of the following as of July 31, 2017 and 2016.

	July 31,	July 31,
	2017	2016
Deferred tax assets:
Commission expenses	$425,797	$393,890
Loss carryforwards	172,145	273,144
Allowance for doubtful accounts	143,554	51,450
Other	84,564	70,245

Deferred tax liabilities:
Depreciation	–	(18,461)
Others	(10,529)	(9,689)

Valuation allowance	(26,209)	(28,224)

Net deferred tax assets	$789,322	$732,355

The income tax provision differs from the amount of income tax determined by applying the applicable income tax rate to pretax income from continuing operations for the years ended July 31, 2017 and 2016 due to the following.

	July 31,	July 31,
	2017	2016
Income tax expense (benefit) based on book income at Japanese statutory rate	$(418,479)	$(649,395)
IRS tax penalty	210,000	–
Loss on credit recorded	–	486,383
Entertainment expense	80,914	90,679
Additional taxes	3,966	5,988
Tax rate difference between current tax and deferred tax assets	3,539	(14,263)
Others	23,444	16,053
Total income tax provision	$(96,616)	$(64,555)

The Company classifies income tax penalties and interest, if any, as part of other general and administrative expenses in the accompanying consolidated statements of operations. The Company had accrued penalties of $600,000 as of July 31, 2017 resulting from the failure to timely file required returns in the US from 2013 through 2016. There were no accrued penalties as of July 31, 2016.

The Company's tax years for its Federal and State US jurisdictions which are currently open for examination are the years of 2013 - 2016. The Company’s tax years in Japanese jurisdictions are open for examination are the years of 2012 – 2016.

12.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate headquarters and administrative offices in Toyko Japan, as well as the administrative offices of SPT in Kuala Lumpur, Malaysia under non-cancelable operating leases extending through April 15, 2019. The lease of the Umajin HK office ended on July 21, 2017. The Company also leases other office space as needed on a month-to-month basis. The Company incurred rent expense of $720,140 and $898,360 for the years ended July 31, 2017 and 2016, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows.

Years ending July 31,

2018	$197,618
2019	172,709
Total	$370,327

Litigation

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this annual report, there have been no material legal proceedings relating to the Company.

13.  RELATED PARTY TRANSACTIONS

As of July 31, 2017 and 2016, the Company had $3,258,309 and $2,790,118, respectively of notes payable due to related parties (see Note 8).

The Company had made advances to Umajin Co., Ltd. (“Umajin Japan”), a related party entity owned by one of the directors of the Company. Effective October 30, 2015, the Company entered into a Receivables Transfer Agreement with Europlus International (“EI”), in which the Company transferred $499,898 (JPY 60,228,650) of outstanding receivables due from Umajin Japan to EI in exchange for a note receivable of $494,899 (JPY 59,626,363) to be paid in three quarterly installments starting on January 31, 2016 and finishing on July 31, 2016. The amount was collected in full by the Company on August 1, 2016.

Effective November 2, 2015, the Company entered into a Note Payable and Satisfaction Agreement (the “Satisfaction Agreement”) with Umajin Japan in order to settle the remaining receivable balance outstanding. The Company was the holder of a promissory note made by Umajin Japan in the principal amount of JPY 181,720,000 ($1,508,276 as of November 2, 2015). The promissory note was secured by 1,400,000 shares of the Company’s common stock, which were owned by Umajin Japan. Pursuant to the Satisfaction Agreement, Umajin Japan agreed to sell its shares of common stock to the Company, and the Company has agreed to release Umajin Japan from any further obligation due under the promissory note. The fair value of the common stock sold to the Company amounted to $196,000. The difference between the fair value of the common stock and the outstanding balance of the note receivable amounted to $1,312,276, which was recorded as loss from settlement of note receivable in the accompanying consolidated statement of operations for the year ended July 31, 2016. There were no outstanding amounts due from Umajin Japan as of July 31, 2017 or 2016.

Concurrently with the Satisfaction Agreement, the Company and Umajin Japan modified the service agreement between them effective November 1, 2015, to set the monthly fee payable by the Company to Umajin Japan for providing horserace information at 16 million Yen per month (inclusive of consumption tax), and to set the monthly fee payable for providing a horseracing related email magazine and web page content at 7 million Yen per month (inclusive of consumption tax) for a total of 23 million Yen per month. The Company and Umajn Japan agreed to reduce the monthly fees from 23 million Yen to 11 million Yen subsequent to October 2016. Subsequent to February 2017, the Company and Umajin Japan agreed to reduce the fee to 8 million Yen per month through October 2017.

Total fees paid to Umajin Japan for the year ended July 31, 2017 and 2016 amounted to $1,255,800 and $2,149,709, respectively. The fees paid to Umajin Japan are included in cost of sales in the accompanying consolidated statements of operations. The Company also subleased office space to Umajin Japan during the year ended July 31, 2016. Total sublease income from Umajin Japan for the year ended July 31, 2016 amounted to $33,600, and is recorded as a reduction of rent expense in the accompanying consolidated statements of operations. The Company also received payments of $4,909 during the year ended July 31, 2016 from Umajin Japan as reimbursement of utility expenses under the sublease which have been recorded as a reduction of other general and administrative expenses in the accompanying consolidated statements of operations. There was no sublease activity during the year ended July 31, 2017. As of July 31, 2017 and 2016, the Company had $108,604 an $278,977, respectively, due to Umajin Japan, which is reflected in accounts payable to related parties in the accompanying consolidated balance sheets.

During the year ended July 31, 2016, the Company sold horses to Cheval Attache Co., Ltd (“Cheval Attache”), a related party company owned by one its directors, for approximately $50,000 for a gain of approximately $14,000. In addition, during the years ended July 31, 2017 and 2016, the Company received consulting services from Cheval Attache (including amounts for consumption tax) of $117,938 and $112,752, respectively, which are included in cost of sales in the accompanying consolidated statements of operations. During the year ended July 31, 2017, the Company also charged Cheval Attache (including amounts for consumption tax) $100,300 of revenue related to information provided relating to providing horseracing contacts, which is included in net sales in the accompanying consolidated statement of operations.

G-Liberta, a subsidiary of Cheval Attache, performs certain advertising and research services for the Company. Total expenses related to G-Liberta during the year ended July 31, 2017 and 2016 amounted to $1,209 and $0, respectively, and are reflected as part of cost of sales and accounts payable to related parties in the accompanying consolidated financial statements.

On October 17, 2016, the Company entered into an agreement with Clara Ltd., a related party entity owned by one of its directors, allowing Clara Ltd. access to the Company’s database containing certain horse racing information owned by the Company for an indefinite period. As compensation, the Company will receive a total of 30,000,000 Yen, payable in 10 monthly installments starting in November 2016. The amount due under this agreement of $27,300 is included in accounts receivable – related party on the accompanying consolidated balance sheet as of July 31, 2017. The revenue related to this transaction of $273,000 is reflected as net sales on the accompanying consolidated statement of operations for the year ended July 31, 2017.

14.  SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of this filing, and has determined that there are no subsequent events that require disclosure.

