Form 10-Q
period 2017-10-31
Grand Perfecta, Inc.
filed 2017-12-13
CIK 1550053

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

As of December 12, 2017, 31,800,000 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

GRAND PERFECTA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Consolidated Balance Sheets at October 31, 2017 (Unaudited) and July 31, 2017

Consolidated Statements of Operations (Unaudited) — Three Months Ended October 31, 2017 and 2016

Consolidated Statements of Comprehensive Income (Unaudited) — Three Months Ended October 31, 2017 and 2016

Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended October 31, 2017 and 2016

Notes to Consolidated Financial Statements (Unaudited)

GRAND PERFECTA, INC.

CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2017	2017
	(Unaudited)
Assets

Current assets
Cash	$44,361	$102,954
Accounts receivable, net	901,436	1,085,276
Accounts receivable - related party	–	27,300
Current portion of notes receivable	2,045,609	2,057,251
Deferred tax assets, current portion	199,470	206,270
Prepaid expenses and other current assets	37,381	30,803
Total current assets	3,228,257	3,509,854

Property and equipment, net	165,942	174,311

Other assets
Long-term notes receivables, net of current portion	574,490	605,449
Deferred tax assets, long-term portion	563,831	583,052
Goodwill	6,689,665	6,917,722
Other assets	181,189	183,590
Total other assets	8,009,175	8,289,813
Total assets	$11,403,374	$11,973,978

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$3,324,124	$3,467,660
Accounts payable to related party	125,042	109,813
Deferred revenues	851,155	866,865
Current portion of notes payable	4,351,973	4,427,536
Debt to related parties, net of discount	3,238,892	3,241,794
Taxes payable	520,236	514,021
Total current liabilities	12,411,422	12,627,689
Long-term portion of notes payable, net of current portion	501,600	737,100
Total liabilities	12,913,022	13,364,789

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding as of October 31, 2017 (unaudited) and July 31, 2017	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 31,800,000 shares issued and outstanding as of October 31, 2017 (unaudited) and July 31, 2017, respectively	31,800	31,800
Additional paid-in capital	5,752,362	5,752,362
Accumulated other comprehensive income	358,211	325,864
Accumulated deficit	(7,850,121)	(7,705,687)
Total GPI stockholders' equity (deficit)	(1,707,648)	(1,595,561)
Noncontrolling interest	198,000	204,750
Total stockholders' equity (deficit)	(1,509,648)	(1,390,811)
Total liabilities and stockholders' equity (deficit)	$11,403,374	$11,973,978

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	October 31,	October 31,
	2017	2016
	(Unaudited)	(Unaudited)

Net sales	$2,571,079	$3,724,502
Total revenues	2,571,079	3,724,502

Operating expenses:
Cost of sales	645,044	1,119,938
Depreciation and amortization expense	6,894	23,835
Advertising	37,059	30,143
Rent expense	100,273	242,879
Salaries and wages	878,920	1,227,644
Other general and administrative expenses	892,355	1,124,548
Total operating expenses	2,560,545	3,768,987

Income (loss) from operations	10,534	(44,485)

Other income (expense):
Other income	35	3,648
Gain on exchange	6,906	5,859
Interest income	1,603	3,189
Interest expense	(241,284)	(200,771)
Total other income (expense)	(232,740)	(188,075)

Loss before benefit from income taxes	(222,206)	(232,560)
Benefit from income taxes	(77,772)	(93,024)
Net loss	$(144,434)	$(139,536)

Net loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of common
shares outstanding, basic and diluted	31,800,000	30,850,000

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended
	October 31,	October 31,
	2017	2016
	(Unaudited)	(Unaudited)

Net loss	$(144,434)	$(139,536)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	32,347	(8,544)
Total other comprehensive income (loss), net of tax	32,347	(8,544)
Comprehensive loss	(112,087)	(148,080)
Comprehensive income (loss) attributable to noncontrolling interest	(6,750)	(6,688)
Comprehensive loss attributable to GPI stockholders	$(118,837)	$(154,768)

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	October 31,	October 31,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(144,434)	$(139,536)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,894	23,835
Amortization of debt discount	16,333	12,437

Changes in operating assets and liabilities:
Accounts receivable	152,114	28,752
Accounts receivable - related party	27,000	(294,000)
Prepaid expenses and other current assets	(7,582)	(1,502)
Other assets	(3,710)	(17,439)
Accounts payable and accrued expenses	(55,709)	(141,527)
Accounts payable to related party	19,277	(66,137)
Deferred revenue	13,160	(367,588)
Taxes payable	23,687	53,907

Net cash provided by (used in) operating activities	47,030	(908,798)

Cash flows from investing activities
Purchase of property and equipment	(4,212)	–
Proceeds from collection of notes receivables	86,250	272,968
Payments for notes receivable lending	(132,458)	(206,972)
Net cash provided by (used in) investing activities	(50,420)	65,996

Cash flows from financing activities
Proceeds from notes payable	180,000	539,000
Payments on notes payable	(324,000)	(392,000)
Payments on convertible note payable	–	(784,000)
Proceeds from related party notes payable	207,000	686,000
Payments on related party notes payable	(117,000)	(245,000)
Proceeds from sale of common stock	–	1,000,000

Net cash provided by (used in) financing activities	(54,000)	804,000

Effect of exchange rate fluctuations on cash	(1,203)	(795)

Net change in cash	(58,593)	(39,597)
Cash, beginning of the period	102,954	83,295
Cash, end of the period	$44,361	$43,698

Supplemental disclosure of cash flow information:
Interest paid	$195,007	$188,334
Income taxes paid	$–	$–

Supplemental disclosure of non-cash investing and financing information:
Increase in additional paid in capital and debt discount for imputed interest	$–	$24,986

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of October 31, 2017, and for the three months ended October 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended October 31, 2017 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes for the years ended July 31, 2017 and 2016 included in the Company's Form 10-K filed on November 2, 2017.

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

Foreign Exchange

The Company’s primary operations are conducted in Japan and performed by its wholly owned subsidiary LinkBit. A wholly owned subsidiary, Umajin HK, had been delivering information on horse racing to its users through its website similar to LinkBit, however it terminated its service at the end of June 2017. The Company also conducts operations through Sports Perfecta, and its Malaysian subsidiary SPT. LinkBit’s functional currency is the Japanese Yen and Umajin HK’s functional currency is the Hong Kong Dollar. SPT’s functional currency is the Malaysian Ringgit.

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

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD at the following balance sheet dates.

	Balance Sheet Dates
	October 31,	July 31,
	2017	2017

Japanese Yen to USD	0.0088	0.0091
Hong Kong Dollars to USD	0.1282	0.1280
Malaysian Ringgit to USD	0.2362	0.2335

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD for the following operating periods.

	For the Three Months Ended
	October 31,	October 31,
	2017	2016

Japanese Yen to USD	0.0090	0.0098
Hong Kong Dollars to USD	0.1280	0.1289
Malaysian Ringgit to USD	0.2356	0.2438

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of October 31, 2017 (unaudited) or July 31, 2017.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of October 31, 2017 (unaudited) or July 31, 2017.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives once the individual assets are placed in service. Estimated useful lives for the assets are as follows.

Buildings and fixtures	8 - 43 years
Autos and trucks	2 - 6 years
Tools and equipment	4 - 10 years
Computer software	5 years

Goodwill

The Company’s goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, the Company conducted an analysis of the goodwill on its single reporting unit. There was no impairment recorded during the three months ended October 31, 2017 or 2016.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the three months ended October 31, 2017 or 2016.

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

The Company has determined that the book value of its outstanding financial instruments as of October 31, 2017 (unaudited) and July 31, 2017 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash, accounts receivable, notes receivable, and amounts due from related parties. The Company maintains its cash in banks located in Japan, Hong Kong, Malaysia and the United States in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers and note receivable holders. The Company had no losses relating to the write off of notes receivables during the three months ended October 31, 2017 or 2016.

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income (loss) per share because their impact was anti-dilutive. During the three months ended October 31, 2017 and 2016, the Company had total options of 3,000,000 which were excluded from the computation of net loss per share because they are anti-dilutive. During the three months ended October 31, 2016, the Company had convertible notes convertible into 259,091 shares of common stock which were excluded from the computation because they are anti-dilutive. There were no convertible notes payable outstanding during the three months ended October 31, 2017. As a result, the basic and diluted loss per share were the same for each of the periods presented.

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

3.  PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consisted of the following.

	October 31,	July 31,
	2017	2017
	(Unaudited)

Buildings and fixtures	$99,148	$102,528
Autos and trucks	266,707	275,799
Tools and equipment	413,784	423,632
Computer software	1,395,190	1,442,753

	2,174,829	2,244,712

Less: accumulated depreciation	(2,008,887)	(2,070,401)

	$165,942	$174,311

Depreciation expense amounted to $6,894 (unaudited) and $14,804 (unaudited) for the three months ended October 31, 2017 and 2016, respectively.

4.  NOTES RECEIVABLE

The Company’s outstanding notes receivable consist of unsecured advances, including interest ranging from 0% to 3% per annum, payable in full on dates extending through 2039. As of October 31, 2017 and July 31, 2017, the Company had total outstanding notes receivable of $2,620,099 (unaudited) and $2,662,700, respectively. The portion of these outstanding notes receivables that were either due on demand or had scheduled due dates within one year amounted to $2,045,609 (unaudited) and $2,057,251 as of October 31, 2017 and July 31, 2017, respectively.

The future scheduled maturities of outstanding notes receivables as of October 31, 2017 based on contractual due dates are as follows.

Year Ended
July 31,

2018 (remainder of)	$2,038,602
2019	7,006
2020	9,657
2021	–
2022	28,597
Thereafter	536,237
Total	$2,620,099

5.  GOODWILL

The Company has recorded goodwill relating to the purchase of Media 21, Inc.’s operations in 2011. The following is a summary of the activity relating to goodwill for the three months ended October 31, 2017.

Balance as of July 31, 2017	$6,917,722
Foreign currency translation adjustment	(228,057)
Balance as of October 31, 2017 (unaudited)	$6,689,665

6.  NOTES PAYABLE

A summary of the Company’s outstanding notes payable is as follows:

	October 31,	July 31,
	2017	2017
	(Unaudited)

Unsecured note payable issued on June 15, 2016, due on December 15, 2016, bearing interest at 15% per annum (21.9% per annum after the maturity date) due monthly. The Company is currently in default under the terms of the note.	$880,000	$910,000
Unsecured note payable issued on December 20, 2011, due on December 31, 2016, bearing interest at 15% per annum (18% per annum after the maturity date) due monthly. The Company is currently in default under the terms of the note.	1,848,000	1,911,000
Unsecured note payable issued on October 20, 2017, due in 10 monthly installments through August 20, 2018, bearing interest at 12% per annum due monthly.	176,000	–
Unsecured note payable issued on December 18, 2015, due in 20 monthly installments from July 31, 2017 through February 28, 2019, bearing interest at 12% per annum due monthly.	704,000	864,500
Unsecured note payable issued on February 5, 2016, due in 23 installments of JPY 3,000,000 beginning in February 2017 and a final installment of JPY 31,000,000 in January 2019, bearing interest at 12% per annum due monthly.	642,400	746,200
Unsecured note payable issued on June 28, 2017, payable in full on June 30, 2018, bearing interest at 12% per annum due monthly.	299,200	418,600
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	264,000	273,000
Unsecured notes payable, non-interest bearing, due on demand	39,973	41,336
Total notes payable	4,853,573	5,164,636
Less: current portion of notes payable	4,351,973	4,427,536
Long-term portion of notes payable	$501,600	$737,100

Substantially all of the above outstanding notes payable are personally guaranteed by the Company’s Chief Executive Officer.

Future scheduled maturities of long-term debt are as follows:

Year Ended
July 31,

2018 (remainder of)	$4,123,173
2019	730,400
Total	$4,853,573

7.  NOTES PAYABLE TO RELATED PARTIES

A summary of the Company’s outstanding notes payable to related parties is as follows:

	October 31,	July 31,
	2017	2017
	(Unaudited)

Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	$880,000	$910,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	440,000	455,000
Unsecured note payable issued on June 14, 2016, non-interest bearing and due on October 31, 2017 discounted using an effective interest rate of 12%. The balance is due to a related party entity which is owned by one of the directors of the Company.	264,000	273,000
Unsecured short-term borrowing on April 25, 2017, non-interest bearing and due on demand. The balance is due to a related party entity which is owned by one of the directors of the Company	422,400	345,800
Unsecured note payable issued on September 21, 2016, due on October 31, 2017 discounted using an effective interest rate of 12%. The balance is due to a related party entity which is owned by one of the directors of the Company.	264,000	273,000
Unsecured note payable due to the Company's Chairman and CEO, non-interest bearing and due on demand.	968,492	1,001,509
Total notes payable to related parties	3,238,892	3,258,309
Discount on notes payable to related parties	–	16,515
Notes payable to related parties, net	$3,238,892	$3,241,794

The Company imputed interest on the above notes payable received on June 14, 2016 and September 21, 2016 using the effective interest rate of 12%, which approximated the Company’s incremental borrowing rate. The total cumulative interest imputed as of October 31, 2017 amounted to $78,628. The imputed interest was recorded as a discount to the note payable and an increase to additional paid-in capital. The amounts are being amortized as interest expense through the maturity dates of the notes, which amounted to $16,333 and $12,437 during the three months ended October 31, 2017 and 2016, respectively.

8.  STOCKHOLDERS’ EQUITY

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

The Company had 100,000 shares of Series A Preferred Stock issued and outstanding as of October 31, 2017 and July 31, 2017.

Stock Options

In connection with the sale of stock on June 11, 2014, the Company granted an option to the buyer to purchase an additional 3,000,000 shares of common stock for a purchase price of $3 million at any time prior to June 11, 2019. The options are outstanding as of October 31, 2017.

9.  RELATED PARTY TRANSACTIONS

As of October 31, 2017 and July 31, 2017, the Company had $3,238,892 (unaudited) and $3,241,794, respectively of notes payable due to related parties (see Note 7).

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

Total fees paid to Umajin Japan for the three months ended October 31, 2017 and 2016 amounted to $216,029 and $558,600, respectively. The fees paid to Umajin Japan are included in cost of sales in the accompanying consolidated statements of operations. As of October 31, 2017 and July 31, 2017, the Company had $123,830 (unaudited) and $108,604 due to Umajin Japan, respectively, which is reflected in accounts payable to related party in the accompanying consolidated balance sheets.

During the three months ended October 31, 2017 and 2016, the Company received consulting services from Cheval Attache Co., Ltd., a related party entity owned by one of its directors, of approximately $29,160 and $31,752, respectively, which are included in cost of sales in the accompanying consolidated statements of operations.

G-Liberta, a subsidiary of Cheval Attache, performs certain advertising and research services for the Company. Total expenses related to G-Liberta during the three months ended October 31, 2017 and 2016 amounted to $948 and $0, respectively, and are reflected as part of cost of sales. As of October 31, 2017 and July 31, 2017, the Company had $1,212 (unaudited) and $1,209 due to G-Liberta, respectively, which is reflected in accounts payable to related party in the accompanying consolidated balance sheets

On October 17, 2016, the Company entered into an agreement with Clara Ltd., a related party entity owned by one of its directors, allowing Clara Ltd. access to the Company’s database containing certain horse racing information owned by the Company for an indefinite period. As compensation, the Company received a total of 30,000,000 Yen, payable in 10 monthly installments starting in November 2016. The revenue related to this transaction of $294,000 is reflected as net sales on the accompanying statement of operations for the three months ended October 31, 2016. As of October 31, 2017 and July 31, 2017, the amount due under this agreement was $0 (unaudited) and $27,300 and is included in accounts receivable – related party on the accompanying consolidated balance sheets.

10.  SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of this filing, and has determined that there are no subsequent events that require disclosure.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the audited July 31, 2017 Consolidated Financial Statements and notes thereto, along with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended July 31, 2017, previously filed with the Securities and Exchange Commission.

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

Nature of Business

The Company is engaged in the business of transmitting and providing horse racing information via various types of media, including multiple websites owned and operated by the wholly owned subsidiary LinkBit. LinkBit currently operates 6 websites through its various subsidiaries, which generate substantially all of the Company’s revenue. Umajin HK had been delivering information on horse racing to its users through its website, however it terminated its service at the end of June 2017. The Company is pursuing development of a fantasy sports offering through Sports Perfecta, which has not yet generated any significant revenue.

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

Results of Operations for the Three Months Ended October 31, 2017 and 2016

The following are the results of our operations for the three months ended October 31, 2017 as compared to the three months ended October 31, 2016:

	For the Three Months Ended
	October 31,	October 31,
	2017	2016	$ Change

Net sales	$2,571,079	$3,724,502	$(1,153,423)
Total revenue	2,571,079	3,724,502	(1,153,423)

Operating Expenses:
Cost of sales	645,044	1,119,938	(474,894)
Depreciation expense	6,894	23,835	(16,941)
Advertising	37,059	30,143	6,916
Rent expense	100,273	242,879	(142,606)
Salaries and wages	878,920	1,227,644	(348,724)
Other general and administrative expenses	892,355	1,124,548	(232,193)
Total operating expenses	2,560,545	3,768,987	(1,208,442)

Income (loss) from operations	10,534	(44,485)	55,019

Other Income (Expense):
Other income (loss)	35	3,648	(3,613)
Gain (loss) on exchange	6,906	5,859	1,047
Interest income	1,603	3,189	(1,586)
Interest expense	(241,284)	(200,771)	(40,513)
Total other income (expense)	(232,740)	(188,075)	(44,665)

Net loss before benefit from income taxes	(222,206)	(232,560)	10,354
Benefit from income taxes	(77,772)	(93,024)	15,252
Net loss	$(144,434)	$(139,536)	$(4,898)

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales decreased during the three months ended October 31, 2017 as compared to the same period in 2016 due primarily to the content and platforms in certain of our service lines requiring new materials or methods to fulfill our customers’ needs. We have been focusing on creating a new digital media to coincide with the reduced popularity of traditional paper media and advertising. We believe this will take time to penetrate our customer base and bring revenue growth. The decrease in net sales was also attributed to a decrease in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 8%.

Operating Expenses

Total operating expenses for the three months ended October 31, 2017 were $2,560,545, which represented a decrease of $1,208,442 as compared to the same period in 2016. Our operating expenses decreased due primarily to lower cost of sales from a reduction in sales volume, as well as from lower monthly service fees paid to Umajin Japan and lower television production costs. Our rent expense also decreased in 2017 due to our moving to new office headquarters during the fourth quarter of the year end July 31, 2017, which generated lower rent expense in the quarter ended October 31, 2017 as compared to 2016. Our general and administrative expenses were also lower primarily due to higher professional costs in the prior year associated with our public filings. The decrease in operating expenses was also attributed to a decrease in the average exchange rate in effect during these periods between the Japanese Yen and the U.S. Dollar of approximately 8%.

Other Income/ (Expenses)

Total other expense for the three months ended October 31, 2017 amounted to $232,740, which increased by $44,665 as compared to the same period in 2016. The increase in other expenses is primarily due to an increase in interest expense due to the interest rates of the outstanding notes being higher than the prior period, including approximately $30,000 of default interest expense charged on two notes in default.

Going Concern and Capital Resources

As of October 31, 2017, we had cash of $44,361 and a working capital deficit of $9,183,165 as compared to cash of $102,954 and a working capital deficit of $9,117,835 as at July 31, 2017. The decrease in cash as of October 31, 2017 was primarily the result of cash used in operations and to pay down outstanding notes payable during the period, offset by additional note payable borrowing during the period.

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

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended October 31, 2017 and 2016.

	For the Three Months Ended
	October 31,	October 31,
	2017	2016
Cash flows provided by (used in) operating activities	$47,030	$(908,798)
Cash flows provided by (used in) investing activities	$(50,420)	$65,996
Cash flows provided by (used in) financing activities	$(54,000)	$804,000

Net cash flows provided by operating activities for the three months ended October 31, 2017 amounted to $47,030, compared to cash flows used in operating activities of $(908,798) for the three months ended October 31, 2016. Our net loss for the three months ended October 31, 2017 of $144,434 was consistent with the net loss for the three months ended October 31, 2016. However, our cash used in operations was greater during 2016 due to increases in accounts receivable from related parties of $294,000, as well as decreases in accounts payable and accrued expenses of $141,527 and deferred revenue of $367,588 during the three months October 31, 2016.

Net cash used in investing activities during the three months ended October 31 2017 was $(50,420), compared to net cash provided by investing activities of $65,996 for the three months ended October 31, 2016. The cash flows provided by investing activities were higher during the three months ended October 31, 2016 was due primarily to collections of notes receivables of $272,968 offset by payments of $206,972 for note receivable lending. During 2017, we had proceeds of $86,250 from the collection of notes receivables, offset payments of $132,458 for note receivable lending and $4,212 of property and equipment purchases.

Net cash used in financing activities for the three months ended October 31, 2017 amounted to $(54,000), compared to net cash provided of $804,000 for the three months ended October 31, 2016. During the three months ended October 31, 2017, the cash used in financing activities was the result of payments of outstanding notes payable of $324,000 and payments on outstanding related party notes payable of $117,000 offset by proceeds of $180,000 from additional note payable borrowing and borrowings of $207,000 from related parties. The cash provided by financing activities during the three months ended October 31, 2016 was the result of proceeds of $1,000,000 for the sale of common stock, as well as $539,000 in additional note payable borrowing and $686,000 in borrowing from related parties. These amounts were offset by payments of $392,000 for repayments of notes payable, $784,000 for the repayment of a convertible note payable and $245,000 for the repayment of related party notes payable.

Description of Indebtedness

The following is a summary of our outstanding notes payable as of October 31, 2017 and July 31, 2017.

	October 31,	July 31,
	2017	2017
	(Unaudited)

Unsecured note payable issued on June 15, 2016, due on December 15, 2016, bearing interest at 15% per annum (21.9% per annum after the maturity date) due monthly. The Company is currently in default under the terms of the note.	$880,000	$910,000
Unsecured note payable issued on December 20, 2011, due on December 31, 2016, bearing interest at 15% per annum (18% per annum after the maturity date) due monthly. The Company is currently in default under the terms of the note.	1,848,000	1,911,000
Unsecured note payable issued on October 20, 2017, due in 10 monthly installments through August 20, 2018, bearing interest at 12% per annum due monthly.	176,000	–
Unsecured note payable issued on December 18, 2015, due in 20 monthly installments from July 31, 2017 through February 29, 2019, bearing interest at 12% per annum due monthly.	704,000	864,500
Unsecured note payable issued on February 5, 2016, due in 23 installments of JPY 3,000,000 beginning in February 2017 and a final installment of JPY 31,000,000 in January 2019, bearing interest at 12% per annum due monthly.	642,400	746,200
Unsecured note payable issued on June 28, 2017, payable in full on June 30, 2018, bearing interest at 12% per annum due monthly.	299,200	418,600
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	264,000	273,000
Unsecured notes payable, non-interest bearing, due on demand	39,973	41,336
Total notes payable	4,853,573	5,164,636
Less: current portion of notes payable	4,351,973	4,427,536
Long-term portion of notes payable	$501,600	$737,100

Of the $4,853,573 of total debt outstanding as of October 31, 2017, $4,123,173 is either due on demand or will become due during the remainder of the year ended July 31, 2018 and $730,400 will become due during the year ended July 31, 2019.

We also have notes payable outstanding from related parties, all of which are either due on demand or due during the year ended July 31, 2018. The following is a summary of our outstanding balances due to related parties as of October 31, 2017 and July 31, 2017.

	October 31,	July 31,
	2017	2017
	(Unaudited)

Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	$880,000	$910,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	440,000	455,000
Unsecured note payable issued on June 14, 2016, non-interest bearing and due on October 31, 2017 discounted using an effective interest rate of 12%. The balance is due to a related party entity which is owned by one of the directors of the Company.	264,000	273,000
Unsecured short-term borrowing on April 25, 2017, non-interest bearing and due on demand. The balance is due to a related party entity which is owned by one of the directors of the Company	422,400	345,800
Unsecured note payable issued on September 21, 2016, due on October 31, 2017 discounted using an effective interest rate of 12%. The balance is due to a related party entity which is owned by one of the directors of the Company.	264,000	273,000
Unsecured note payable due to the Company's Chairman and CEO, non-interest bearing and due on demand.	968,492	1,001,509
Total notes payable to related parties	3,238,892	3,258,309
Discount on notes payable to related parties	–	16,515
Notes payable to related parties, net	$3,238,892	$3,241,794

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

We carried out an evaluation under the supervision and with the participation of our management of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective as of October 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GRAND PERFECTA, INC.

December 12, 2017	By:	/s/ Shuya Watanabe
Shuya Watanabe
Chief Executive Officer, (Principal Executive Officer)

December 12, 2017	By:	/s/ Masashi Takegaki
Masashi Takegaki
Chief Financial Officer (Principal Financial Officer)

