Form 10-Q
period 2018-04-30
Grand Perfecta, Inc.
filed 2018-06-08
CIK 1550053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

As of June 8, 2018, 31,800,000 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

GRAND PERFECTA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Consolidated Balance Sheets at April 30, 2018 (Unaudited) and July 31, 2017

Consolidated Statements of Operations (Unaudited) — Three and Nine Months Ended April 30, 2018 and 2017

Consolidated Statements of Comprehensive Income (Unaudited) — Three and Nine Months Ended April 30, 2018 and 2017

Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended April 30, 2018 and 2017

Notes to Consolidated Financial Statements (Unaudited)

GRAND PERFECTA, INC.

CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2018	2017
	(Unaudited)

Assets

Current assets
Cash	$112,696	$102,954
Accounts receivable, net	1,754,313	1,085,276
Accounts receivable - related party	–	27,300
Current portion of notes receivable	1,936,477	2,057,251
Deferred tax assets, current portion	208,536	206,270
Prepaid expenses and other current assets	36,439	30,803
Total current assets	4,048,461	3,509,854

Property and equipment, net	158,960	174,311

Other assets
Long-term notes receivables, net of current portion	592,622	605,449
Deferred tax assets, long-term portion	589,459	583,052
Goodwill	6,993,741	6,917,722
Other assets	189,425	183,590
Total other assets	8,365,247	8,289,813
Total assets	$12,572,668	$11,973,978

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable and accrued expenses	$3,391,612	$3,467,660
Accounts payable to related party	158,460	109,813
Deferred revenues	937,221	866,865
Current portion of notes payable	4,411,790	4,427,536
Debt to related parties, net of discount	3,207,634	3,241,794
Taxes payable	1,117,201	514,021
Total current liabilities	13,223,918	12,627,689
Long-term portion of notes payable, net of current portion	–	737,100
Total liabilities	13,223,918	13,364,789

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 100,000 shares issued and outstanding as of April 30, 2018 (unaudited) and July 31, 2017	100	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 31,800,000 shares issued and outstanding as of April 30, 2018 (unaudited) and July 31, 2017, respectively	31,800	31,800
Additional paid-in capital	5,752,362	5,752,362
Accumulated other comprehensive income	316,308	325,864
Accumulated deficit	(6,958,820)	(7,705,687)
Total GPI stockholders' equity (deficit)	(858,250)	(1,595,561)
Noncontrolling interest	207,000	204,750
Total stockholders' equity (deficit)	(651,250)	(1,390,811)
Total liabilities and stockholders' equity (deficit)	$12,572,668	$11,973,978

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$3,331,699	$2,977,714	$9,279,915	$9,700,382
Total revenues	3,331,699	2,977,714	9,279,915	9,700,382

Operating expenses:
Cost of sales	727,652	748,942	2,102,483	2,839,543
Depreciation and amortization expense	7,339	21,959	21,338	67,451
Advertising	34,586	39,862	104,970	96,612
Rent expense	108,929	207,321	316,624	607,395
Salaries and wages	804,977	1,010,713	2,496,382	3,324,561
Other general and administrative expenses	757,743	823,962	2,453,193	3,044,370
Total operating expenses	2,441,226	2,852,759	7,494,990	9,979,932

Income (loss) from operations	890,473	124,955	1,784,925	(279,550)

Other income (expense):
Other income	1,327	121,564	1,400	125,026
Gain on exchange	1,027	1,508	11,441	17,912
Interest income	1,582	2,100	4,836	8,118
Interest expense	(197,106)	(207,516)	(653,576)	(638,347)
Total other income (expense)	(193,170)	(82,344)	(635,899)	(487,291)

Income (loss) before income taxes	697,303	42,611	1,149,026	(766,841)
Provision for (benefit from) income taxes	244,056	17,084	402,159	(306,697)
Net income (loss)	$453,247	$25,527	$746,867	$(460,144)

Net income (loss) per share, basic and diluted	$0.01	$0.00	$0.02	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	31,800,000	31,257,303	31,800,000	31,067,033

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$453,247	$25,527	$746,867	$(460,144)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,171)	(14,570)	(9,556)	33,296
Total other comprehensive income (loss), net of tax	(2,171)	(14,570)	(9,556)	33,296
Comprehensive income (loss)	451,076	10,957	737,311	(426,848)
Comprehensive income (loss) attributable to noncontrolling interest	–	4,500	2,250	(17,938)
Comprehensive income (loss) attributable to GPI stockholders	$451,076	$15,457	$739,561	$(444,786)

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	April 30,	April 30,
	2018	2017
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net income (loss)	$746,867	$(460,144)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,338	67,451
Bad debt expense	11,303	–
Loss on write-off of notes receivable	–	23,000
Amortization of debt discount	16,515	41,521

Changes in operating assets and liabilities:
Accounts receivable	(660,494)	(634,993)
Accounts receivable - related party	27,300	(110,400)
Prepaid expenses and other current assets	(4,913)	(143)
Other assets	(3,777)	65,051
Accounts payable and accrued expenses	(115,610)	714,894
Accounts payable to related party	46,924	(135,106)
Deferred revenue	60,169	(363,857)
Taxes payable	591,037	(121,880)

Net cash provided by (used in) operating activities	736,659	(914,606)

Cash flows from investing activities
Purchase of property and equipment	(4,259)	–
Proceeds from collection of notes receivables	457,910	460,918
Payments for notes receivable lending	(296,819)	(430,891)
Net cash provided by investing activities	156,832	30,027

Cash flows from financing activities
Proceeds from notes payable	182,000	506,000
Payments on notes payable	(982,800)	(1,002,800)
Payments on convertible note payable	–	(736,000)
Proceeds from related party notes payable	91,000	920,000
Payments on related party notes payable	(176,540)	(456,780)
Proceeds from sale of common stock	–	1,630,000

Net cash provided by (used in) financing activities	(886,340)	860,420

Effect of exchange rate fluctuations on cash	2,591	(5,390)

Net change in cash	9,742	(29,549)
Cash, beginning of the period	102,954	83,295
Cash, end of the period	$112,696	$53,746

Supplemental disclosure of cash flow information:
Interest paid	$546,896	$596,826
Income taxes paid	$–	$–

Supplemental disclosure of non-cash investing and financing information:
Increase in additional paid in capital and debt discount for imputed interest	$–	$40,160

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

Going Concern

Based on operating losses and negative cash from operations from prior fiscal years, substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plan in this regard is to improve sales and further reduce costs, including the shift of its broadcast program from satellite television to web TV. To finance operations while it improves operating results, it has sold $1,630,000 of common stock during the year ended July 31, 2017 and if necessary will continue financing activity such as taking loans, issuing new stock and asking existing creditors to convert their loans to shares of the Company’s common stock.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of April 30, 2018, and for the three and nine months ended April 30, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended April 30, 2018 are not necessarily indicative of the results that may be expected for the entire year.

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

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD at the following balance sheet dates.

	Balance Sheet Dates
	April 30,	July 31,
	2018	2017
Japanese Yen to USD	0.0092	0.0091
Hong Kong Dollars to USD	0.1274	0.1280
Malaysian Ringgit to USD	0.2547	0.2335

The following rates were used to translate the accounts of LinkBit, Umajin HK and SPT into USD for the following operating periods.

	For the Nine Months Ended
	April 30,	April 30,
	2018	2017
Japanese Yen to USD	0.0091	0.0092
Hong Kong Dollars to USD	0.1279	0.1289
Malaysian Ringgit to USD	0.2458	0.2318

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of April 30, 2018 (unaudited) or July 31, 2017.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of April 30, 2018 (unaudited) or July 31, 2017.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives once the individual assets are placed in service. Estimated useful lives for the assets are as follows.

Buildings and fixtures	8 - 43 years
Autos and trucks	2 - 6 years
Tools and equipment	4 - 10 years
Computer software	5 years

Goodwill

The Company’s goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, the Company conducted an analysis of the goodwill on its single reporting unit. There was no impairment recorded during the nine months ended April 30, 2018 or 2017.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. There was no impairment of long-lived assets identified during the nine months ended April 30, 2018 or 2017.

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

The Company has determined that the book value of its outstanding financial instruments as of April 30, 2018 (unaudited) and July 31, 2017 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash, accounts receivable, notes receivable, and amounts due from related parties. The Company maintains its cash in banks located in Japan, Hong Kong, Malaysia and the United States in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers and note receivable holders. The Company had losses relating to the write off of notes receivables during the nine months ended April 30, 2018 and 2017 of $0 and $23,000, respectively. The Company has losses relating to the write off of accounts receivable during the nine months ended April 30, 2018 and 2017 of $11,303 and $0, respectively.

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

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average common shares outstanding during the period. Diluted income (loss) per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income (loss) per share because their impact was anti-dilutive. During the nine months ended April 30, 2018 and 2017, the Company had total options of 3,000,000 which were excluded from the computation of net income (loss) per share because they are anti-dilutive. During the nine months ended April 30, 2017, the Company had convertible notes convertible into 245,455 shares of common stock which were excluded from the computation because they are anti-dilutive. There were no convertible notes payable outstanding during the nine months ended April 30, 2018. As a result, the basic and diluted loss per share were the same for each of the periods presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 creates a new topic in the ASC Topic 606 and establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics, and expands and improves disclosures about revenue. In addition, ASU 2014-09 adds a new Subtopic to the Codification, ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers, to provide guidance on costs related to obtaining a contract with a customer and costs incurred in fulfilling a contract with a customer that are not in the scope of another ASC Topic. In August 2015, FASB ASU 2014-09 was further amended with FASB ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. Under FASB ASU 2015-14, the effective dates of FASB ASU 2014-09 for all entities were deferred by one year. The guidance in ASU 2014-09 is effective for public entities for annual reporting periods beginning after December 15, 2017 and for nonpublic entities for reporting periods beginning after December 15, 2018, including interim periods therein. Early application is not permitted.

Pursuant to the JOBS Act, Emerging Growth Companies are permitted to elect to adopt new accounting guidance using nonpublic company adoption dates. As a result, the Company will adopt the guidance in ASU 2014-09 during the fiscal year ended July 31, 2020, representing the first annual reporting period beginning after the nonpublic company adoption date of December 15, 2018. The Company has not yet determined the impact of the adoption of FASB ASU 2014-09 will have on the Company’s financial statements.

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

3.  PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consisted of the following.

	April 30,	July 31,
	2018	2017
	(Unaudited)

Buildings and fixtures	$103,655	$102,528
Autos and trucks	278,830	275,799
Tools and equipment	432,593	423,632
Computer software	1,458,607	1,442,753

	2,273,685	2,244,712

Less: accumulated depreciation	(2,114,725)	(2,070,401)

	$158,960	$174,311

Depreciation expense amounted to $7,339 (unaudited) and $13,595 (unaudited) for the three months ended April 30, 2018 and 2017, respectively. Depreciation expense amounted to $21,338 (unaudited) and $41,692 (unaudited) for the nine months ended April 30, 2018 and 2017, respectively.

4.  NOTES RECEIVABLE

The Company’s outstanding notes receivable consist of unsecured advances, including interest ranging from 0% to 3% per annum, payable in full on dates extending through 2039. As of April 30, 2018 and July 31, 2017, the Company had total outstanding notes receivable of $2,529,099 (unaudited) and $2,662,700, respectively. The portion of these outstanding notes receivables that were either due on demand or had scheduled due dates within one year amounted to $1,936,477 (unaudited) and $2,057,251 as of April 30, 2018 and July 31, 2017, respectively.

The future scheduled maturities of outstanding notes receivables as of April 30, 2018 based on contractual due dates are as follows.

Year Ended
July 31,

2018 (remainder of)	$1,926,969
2019	9,508
2020	8,026
2021	–
2022	26,459
Thereafter	558,137
Total	$2,529,099

5.  GOODWILL

The Company has recorded goodwill relating to the purchase of Media 21, Inc.’s operations in 2011. The following is a summary of the activity relating to goodwill for the nine months ended April 30, 2018.

Balance as of July 31, 2017	$6,917,722
Foreign currency translation adjustment	76,019
Balance as of April 30, 2018 (unaudited)	$6,993,741

6.  NOTES PAYABLE

A summary of the Company’s outstanding notes payable is as follows:

	April 30,	July 31,
	2018	2017
	(Unaudited)

Unsecured note payable issued on June 15, 2016, due on December 15, 2016, bearing interest at 15% per annum (21.9% per annum after the maturity date) due monthly. The Company is currently in default under the terms of the note.	$920,000	$910,000
Unsecured note payable issued on December 20, 2011, due on December 31, 2016, bearing interest at 15% per annum (18% per annum after the maturity date) due monthly. The Company is currently in default under the terms of the note.	1,932,000	1,911,000
Unsecured note payable issued on October 20, 2017, due in 10 monthly installments through August 20, 2018, bearing interest at 12% per annum due monthly.	73,600	–
Unsecured note payable issued on December 18, 2015, due in 20 monthly installments from July 31, 2017 through February 28, 2019, bearing interest at 12% per annum due monthly.	506,000	864,500
Unsecured note payable issued on February 5, 2016, due in 23 installments of JPY 3,000,000 beginning in February 2017 and a final installment of JPY 31,000,000 in January 2019, bearing interest at 12% per annum due monthly.	533,600	746,200
Unsecured note payable issued on June 28, 2017, payable in full on June 30, 2018, bearing interest at 12% per annum due monthly.	128,800	418,600
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	276,000	273,000
Unsecured notes payable, non-interest bearing, due on demand	41,790	41,336
Total notes payable	4,411,790	5,164,636
Less: current portion of notes payable	4,411,790	4,427,536
Long-term portion of notes payable	$–	$737,100

Substantially all of the above outstanding notes payable are personally guaranteed by the Company’s Chief Executive Officer.

Future scheduled maturities of long-term debt are as follows:

Year Ended
July 31,

2018 (remainder of)	$3,648,190
2019	763,600
Total	$4,411,790

7.  NOTES PAYABLE TO RELATED PARTIES

A summary of the Company’s outstanding notes payable to related parties is as follows:

	April 30,	July 31,
	2018	2017
	(Unaudited)

Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	$920,000	$910,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	460,000	455,000
Unsecured note payable issued on June 14, 2016, non-interest bearing with an initial due date on October 31, 2017 discounted using an effective interest rate of 12%. The note holder agreed to extend the due date of the note, however there is no defined due date. As a result, the note is being treated as due on demand. The balance is due to a related party entity which is owned by one of the directors of the Company.	276,000	273,000
Unsecured short-term borrowing on April 25, 2017, non-interest bearing and due on demand. The balance is due to a related party entity which is owned by one of the directors of the Company	263,120	345,800
Unsecured note payable issued on September 21, 2016, non-interest bearing with an initial due date on October 31, 2017 discounted using an effective interest rate of 12%. The note holder agreed to extend the due date of the note, however there is no defined due date. As a result, the note is being treated as due on demand. The balance is due to a related party entity which is owned by one of the directors of the Company.	276,000	273,000
Unsecured note payable due to the Company's Chairman and CEO, non-interest bearing and due on demand.	1,012,514	1,001,509
Total notes payable to related parties	3,207,634	3,258,309
Discount on notes payable to related parties	–	16,515
Notes payable to related parties, net	$3,207,634	$3,241,794

The Company imputed interest on the above notes payable received on June 14, 2016 and September 21, 2016 using the effective interest rate of 12%, which approximated the Company’s incremental borrowing rate. The total cumulative interest imputed as of April 30, 2018 amounted to $0. The imputed interest was recorded as a discount to the note payable and an increase to additional paid-in capital. The amounts are being amortized as interest expense through the maturity dates of the notes, which amounted to $0 and $15,196 during the three months ended April 30, 2018 and 2017, respectively. The amounts amortized as interest expense amounted to $16,515 and $41,521 during the nine months ended April 30, 2018 and 2017, respectively.

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

The Company had 100,000 shares of Series A Preferred Stock issued and outstanding as of April 30, 2018 and July 31, 2017.

Stock Options

In connection with the sale of stock on June 11, 2014, the Company granted an option to the buyer to purchase an additional 3,000,000 shares of common stock for a purchase price of $3 million at any time prior to June 11, 2019. The options are outstanding as of April 30, 2018.

9.  RELATED PARTY TRANSACTIONS

As of April 30, 2018 and July 31, 2017, the Company had $3,207,634 (unaudited) and $3,241,794, respectively of notes payable due to related parties (see Note 7).

The Company and Umajin Japan, a related party company owned by one of its directors, revised a service agreement between them effective November 1, 2015, to set the monthly fee payable by the Company to Umajin Japan for providing horserace information at 16 million Yen per month (inclusive of consumption tax), and to set the monthly fee payable for providing a horseracing related email magazine and web page content at 7 million Yen per month (inclusive of consumption tax) for a total of 23 million Yen per month. The Company and Umajin Japan agreed to reduce the monthly fees from 23 million Yen to 11 million Yen subsequent to October 2016. Subsequent to February 2017, the Company and Umajin Japan agreed to reduce the fee to 8 million Yen per month through July 2018.

Total fees paid to Umajin Japan for the three months ended April 30, 2018 and 2017 amounted to $223,217 and $220,800, respectively. Total fees paid to Umajin Japan for the nine months ended April 30, 2018 and 2017 amounted to $656,751 and $1,058,619, respectively. The fees paid to Umajin Japan are included in cost of sales in the accompanying consolidated statements of operations. As of April 30, 2018 and July 31, 2017, the Company had $156,970 (unaudited) and $108,604 due to Umajin Japan, respectively, which is reflected in accounts payable to related party in the accompanying consolidated balance sheets.

During the three months ended April 30, 2018 and 2017, the Company received consulting services from Cheval Attache Co., Ltd., a related party entity owned by one of its directors, of approximately $30,132 and $29,808, respectively, which are included in cost of sales in the accompanying consolidated statements of operations. During the nine months ended April 30, 2018 and 2017, the Company received consulting services from Cheval Attache Co., Ltd. of $88,452 and $90,072, respectively.

G-Liberta, a subsidiary of Cheval Attache, performs certain advertising and research services for the Company. Total expenses related to G-Liberta during the three months ended April 30, 2018 and 2017 amounted to $1,120 and $0, respectively, and are reflected as part of cost of sales. Total expenses related to G-Liberta during the nine months ended April 30, 2018 amounted to $2,432 and $0, respectively. As of April 30, 2018 and July 31, 2017, the Company had $1,490 (unaudited) and $1,209 due to G-Liberta, respectively, which is reflected in accounts payable to related party in the accompanying consolidated balance sheets.

On October 17, 2016, the Company entered into an agreement with Clara Ltd., a related party entity owned by one of its directors, allowing Clara Ltd. access to the Company’s database containing certain horse racing information owned by the Company for an indefinite period. As compensation, the Company received a total of 30,000,000 Yen, payable in 10 monthly installments starting in November 2016. The revenue related to this transaction of $294,000 is reflected as net sales on the accompanying statement of operations for the nine months ended April 30, 2017. As of April 30, 2018 and July 31, 2017, the amount due under this agreement was $0 (unaudited) and $27,300 and is included in accounts receivable – related party on the accompanying consolidated balance sheets.

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

Results of Operations for the Three Months Ended April 30, 2018 and 2017

The following are the results of our operations for the three months ended April 30, 2018 as compared to the three months ended April 30, 2017:

	For the Three Months Ended
	April 30,	April 30,
	2018	2017	$ Change

Net sales	$3,331,699	$2,977,714	$353,985
Total revenue	3,331,699	2,977,714	353,985

Operating Expenses:
Cost of sales	727,652	748,942	(21,290)
Depreciation expense	7,339	21,959	(14,620)
Advertising	34,586	39,862	(5,276)
Rent expense	108,929	207,321	(98,392)
Salaries and wages	804,977	1,010,713	(205,736)
Other general and administrative expenses	757,743	823,962	(66,219)
Total operating expenses	2,441,226	2,852,759	(411,533)

Income from operations	890,473	124,955	765,518

Other Income (Expense):
Other income (loss)	1,327	121,564	(120,237)
Gain (loss) on exchange	1,027	1,508	(481)
Interest income	1,582	2,100	(518)
Interest expense	(197,106)	(207,516)	10,410
Total other income (expense)	(193,170)	(82,344)	(110,826)

Net income before income taxes	697,303	42,611	654,692
Provision for income taxes	244,056	17,084	226,972
Net income	$453,247	$25,527	$427,720

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Our net sales increased during the three months ended April 30, 2018 as compared to the same period in 2017 due primarily to the new content and platforms which have been introduced over the past year which lead to an increase in paying users during the quarter. We have been focusing on creating a new digital media to coincide with the reduced popularity of traditional paper media and advertising. This has resulted in increased revenue during the three months ended April 30, 2018, although we believe this will take time to penetrate our customer base and bring consistent revenue growth.

Operating Expenses

Total operating expenses for the three months ended April 30, 2018 were $2,441,226, which represented a decrease of $411,533 as compared to the same period in 2017. Our operating expenses decreased in part due to lower cost of sales primarily resulting from lower television production costs. Our rent expense also decreased in 2018 due to our moving to new office headquarters during the fourth quarter of the year end July 31, 2017, which generated lower rent expense in the quarter ended April 30, 2018 as compared to 2017. Our salary and wages expense decreased in the current quarter due to a reduction in headcount as compared to the prior year quarter, as well as from salary decreases taken by directors and officers. Our general and administrative expenses were also lower primarily due to higher professional costs in the prior year associated with our public filings.

Other Income/ (Expenses)

Total other expense for the three months ended April 30, 2018 amounted to $193,170, which increased by $110,826 as compared to the same period in 2017. Other expenses during the three months ended April 30, 2017 were lower primarily due to an increase in other income during the period resulting from a reimbursement received from the cancellation of certain insurance policies. This did not reoccur in 2018.

Results of Operations for the Nine Months Ended April 30, 2018 and 2017

The following are the results of our operations for the nine months ended April 30, 2018 as compared to the nine months ended April 30, 2017:

	For the Nine Months Ended
	April 30,	April 30,
	2018	2017	$ Change

Net sales	$9,279,915	$9,700,382	$(420,467)
Total revenue	9,279,915	9,700,382	(420,467)

Operating Expenses:
Cost of sales	2,102,483	2,839,543	(737,060)
Depreciation expense	21,338	67,451	(46,113)
Advertising	104,970	96,612	8,358
Rent expense	316,624	607,395	(290,771)
Salaries and wages	2,496,382	3,324,561	(828,179)
Other general and administrative expenses	2,453,193	3,044,370	(591,177)
Total operating expenses	7,494,990	9,979,932	(2,484,942)

Income (loss) from operations	1,784,925	(279,550)	2,064,475

Other Income (Expense):
Other income (loss)	1,400	125,026	(123,626)
Gain (loss) on exchange	11,441	17,912	(6,471)
Interest income	4,836	8,118	(3,282)
Interest expense	(653,576)	(638,347)	(15,229)
Total other income (expense)	(635,899)	(487,291)	(148,608)

Net income (loss) before income taxes	1,149,026	(766,841)	1,915,867
Provision for (benefit from) income taxes	402,159	(306,697)	708,856
Net income (loss)	$746,867	$(460,144)	$1,207,011

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales decreased slightly during the nine months ended April 30, 2018 as compared to the same period in 2017. We have been focusing on creating a new digital media to coincide with the reduced popularity of traditional paper media and advertising, which has resulted in improved revenue during the quarter ended April 30, 2018 as compared to the prior year. However, we believe this will take time to penetrate our customer base and bring consistent revenue growth.

Operating Expenses

Total operating expenses for the nine months ended April 30, 2018 were $7,494,990, which represented a decrease of $2,484,942 as compared to the same period in 2017. Our operating expenses decreased due primarily to lower monthly service fees paid to Umajin Japan and lower television production costs. Our rent expense also decreased in 2018 due to our moving to new office headquarters during the fourth quarter of the year end July 31, 2017, which generated lower rent expense for the nine months ended April 30, 2018 as compared to 2017. Our salary and wages expense decreased for the nine months ended April 30, 2018 due to a reduction in headcount as compared to the prior year period, as well as salary decreases taken by directors and officers. Our general and administrative expenses were also lower primarily due to higher professional costs in the prior year associated with our public filings.

Other Income/ (Expenses)

Total other expense for the nine months ended April 30, 2018 amounted to $635,899, which increased by $148,608 as compared to the same period in 2017. Other expenses during the three months ended April 30, 2017 were lower primarily due to an increase in other income during the period resulting from a reimbursement received from the cancelation of certain insurance policies. This did not reoccur in 2018.

Going Concern and Capital Resources

As of April 30, 2018, we had cash of $112,696 and a working capital deficit of $9,175,457 as compared to cash of $102,954 and a working capital deficit of $9,117,835 as at July 31, 2017. The increase in cash as of April 30, 2018 was primarily the result of cash provided by operations during the period due to increased profitability, offset by the pay down outstanding notes payable during the period.

Based on operating losses and negative cash from operations from prior fiscal years, substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plan in this regard is to improve sales and further reduce costs, including the shift of its broadcast program from satellite television to web TV. To finance operations while it improves operating results, it sold $1,630,000 of common stock during the year ended July 31, 2017, and if necessary will continue financing activity such as taking loans, issuing new stock and asking existing creditors to convert their loans to shares of the Company’s common stock.

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

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended April 30, 2018 and 2017.

	For the Nine Months Ended
	April 30,	April 30,
	2018	2017
Cash flows provided by (used in) operating activities	$736,659	$(914,606)
Cash flows provided by investing activities	$156,832	$30,027
Cash flows provided by (used in) financing activities	$(886,340)	$860,420

Net cash flows provided by operating activities for the nine months ended April 30, 2018 amounted to $736,659, compared to cash flows used in operating activities of $(914,606) for the nine months ended April 30, 2017. Our increased cash provided by operating activities during the nine months ended April 30, 2018 was primarily due to our net income during the period of $746,867, as compared to a net loss of $(460,144) during the prior year period. Our revenue during the nine months ended April 30, 2018 decreased slightly as compared to the prior year balances, while our costs of sales and general and administrative expenses continued to be lower than the prior year due to various cost cutting measures.

Net cash provided by investing activities during the nine months ended April 30, 2018 was $156,832, compared to net cash provided by investing activities of $30,027 for the nine months ended April 30, 2017. The cash flows provided by investing activities were higher during the nine months ended April 30, 2018 primarily due to collections of notes receivables of $457,910, offset by payments of $296,819 for note receivable lending and $4,259 for property and equipment purchases. During the nine months ended April 30, 2017, we had proceeds of $460,918 from the collection of notes receivables, offset by payments of $430,891 for note receivable.

Net cash used in financing activities for the nine months ended April 30, 2018 amounted to $(886,340), compared to net cash provided of $860,420 for the nine months ended April 30, 2017. During the nine months ended April 30, 2018, the cash used in financing activities was the result of payments of outstanding notes payable of $982,800 and payments on outstanding related party notes payable of $176,540, offset by proceeds of $182,000 from additional note payable borrowing and borrowings of $91,000 from related parties. The cash provided by financing activities during the nine months ended April 30, 2017 was the result of proceeds of $1,630,000 for the sale of common stock, as well as $506,000 in additional note payable borrowing and $920,000 in borrowing from related parties. These amounts were offset by payments of $1,002,800 for repayments of notes payable, $736,000 for the repayment of a convertible note payable and $456,780 for the repayment of related party notes payable.

Description of Indebtedness

The following is a summary of our outstanding notes payable as of April 30, 2018 and July 31, 2017.

	April 30,	July 31,
	2018	2017
	(Unaudited)

Unsecured note payable issued on June 15, 2016, due on December 15, 2016, bearing interest at 15% per annum (21.9% per annum after the maturity date) due monthly. The Company is currently in default under the terms of the note.	$920,000	$910,000
Unsecured note payable issued on December 20, 2011, due on December 31, 2016, bearing interest at 15% per annum (18% per annum after the maturity date) due monthly. The Company is currently in default under the terms of the note.	1,932,000	1,911,000
Unsecured note payable issued on October 20, 2017, due in 10 monthly installments through August 20, 2018, bearing interest at 12% per annum due monthly.	73,600	–
Unsecured note payable issued on December 18, 2015, due in 20 monthly installments from July 31, 2017 through February 28, 2019, bearing interest at 12% per annum due monthly.	506,000	864,500
Unsecured note payable issued on February 5, 2016, due in 23 installments of JPY 3,000,000 beginning in February 2017 and a final installment of JPY 31,000,000 in January 2019, bearing interest at 12% per annum due monthly.	533,600	746,200
Unsecured note payable issued on June 28, 2017, payable in full on June 30, 2018, bearing interest at 12% per annum due monthly.	128,800	418,600
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly.	276,000	273,000
Unsecured notes payable, non-interest bearing, due on demand	41,790	41,336
Total notes payable	4,411,790	5,164,636
Less: current portion of notes payable	4,411,790	4,427,536
Long-term portion of notes payable	$–	$737,100

Of the $4,411,790 of total debt outstanding as of April 30, 2018, $3,648,190 is either due on demand or will become due during the remainder of the year ended July 31, 2018 and $763,600 will become due during the year ended July 31, 2019.

We also have notes payable outstanding from related parties, all of which are either due on demand or due during the year ended July 31, 2018. The following is a summary of our outstanding balances due to related parties as of April 30, 2018 and July 31, 2017.

	April 30,	July 31,
	2018	2017
	(Unaudited)

Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	$920,000	$910,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly. The balance is due to a related party entity which is owned by one of the directors of the Company.	460,000	455,000
Unsecured note payable issued on June 14, 2016, non-interest bearing with an initial due date on October 31, 2017 discounted using an effective interest rate of 12%. The note holder agreed to extend the due date of the note, however there is no defined due date. As a result, the note is being treated as due on demand. The balance is due to a related party entity which is owned by one of the directors of the Company.	276,000	273,000
Unsecured short-term borrowing on April 25, 2017, non-interest bearing and due on demand. The balance is due to a related party entity which is owned by one of the directors of the Company	263,120	345,800
Unsecured note payable issued on September 21, 2016, non-interest bearing with an initial due date on October 31, 2017 discounted using an effective interest rate of 12%. The note holder agreed to extend the due date of the note, however there is no defined due date. As a result, the note is being treated as due on demand. The balance is due to a related party entity which is owned by one of the directors of the Company.	276,000	273,000
Unsecured note payable due to the Company's Chairman and CEO, non-interest bearingv and due on demand.	1,012,514	1,001,509
Total notes payable to related parties	3,207,634	3,258,309
Discount on notes payable to related parties	–	16,515
Notes payable to related parties, net	$3,207,634	$3,241,794

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

We carried out an evaluation under the supervision and with the participation of our management of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d- 15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, we concluded that our disclosure controls and procedures were not effective as of April 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GRAND PERFECTA, INC.

June 8, 2018	By:	/s/ Shuya Watanabe
Shuya Watanabe
Chief Executive Officer, (Principal Executive Officer)

June 8, 2018	By:	/s/ Masashi Takegaki
Masashi Takegaki
Chief Financial Officer (Principal Financial Officer)

