Form 10-K
period 2018-07-31
Grand Perfecta, Inc.
filed 2019-01-25
CIK 1550053

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒         Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2018, or

☐         Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to

Commission File No. 0-55423

GRAND PERFECTA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	46-5732930
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

123 West Nye Lane, Suite 129

Carson City, NV 89706

(Address of Principal Executive Offices and Zip Code)

Registrant’s Telephone Number: (801)560-6969

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes   ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of voting stock held by non-affiliates on January 31, 2018, based on the average bid and asked prices on that day was $1,087,560. As of January 16, 2019, the Registrant had outstanding 4,977,332 shares of common stock, par value $0.001.

Documents incorporated by reference: None

i

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

_______________________

Unless the context otherwise requires or otherwise notes, references in this Annual Report to “Grand Perfecta,” the “Company,” “we,” “our” or “us” means Grand Perfecta, Inc., and our subsidiaries that we owned for a portion of our fiscal year: LinkBit Consulting Co, Ltd. (“LinkBit”), Umajin Hong Kong Ltd. (“Umajin HK”), Sports Perfecta, Inc. (“Sports Perfecta”) and WRN Co., Ltd. (“WRN”). As described elsewhere in this document, the Company still operates through two subsidiaries, Umajin HK, which had little to no operations in this fiscal year, and WRN, which is still operating.

ii

PART I

ITEM 1.	BUSINESS

Company Overview and History

Grand Perfecta, Inc., a Nevada corporation, (the “Company”) is engaged in the business of gathering, publishing and disseminating horse racing information and other content related to horse racing in Japan and the Japanese horse racing industry through its wholly owned subsidiary WRN, a Japanese corporation. Historically, through June 27, 2018, our operations were conducted in Japan through our wholly-owned subsidiary, LinkBit Consulting Co, Ltd. (“LinkBit”). LinkBit historically had six different websites that it owned and operated through its various subsidiaries, which comprised substantially all of the Company’s revenue. In May 2013, we acquired Umajin Hong Kong (“Umajin HK”) in Hong Kong as a wholly-owned subsidiary. Umajin HK delivered information on horse racing and soccer to its users until the end of June 2017, when it terminated its service.

In June 2018, Grand Perfecta completed a disposition of a substantial portion of its assets and operations through two transactions.

On June 26, 2018, the Company transferred 100% of the common stock of Sports Perfecta, Inc., a California corporation and subsidiary of the Company, and a receivable representing a sum owing to the Company by Sports Perfecta in the amount of JPY 185,540,908 to Neo Sports Ltd., a Japanese company (“Neo Sports”), in exchange for (a) 23,600,000 shares of Company common stock, (b) 100,00 shares of Company Series A Convertible Preferred Stock, and (c) an outstanding contract option right to purchase 3,000,000 shares of the common stock of Company at a price of $1.00 per share (the “Sports Perfecta Transaction”). All common and preferred shares delivered to the Company as part of the Sports Perfecta Transaction were immediately cancelled.

All of the Company securities acquired by Neo Sports were immediately transferred to the Company in exchange for 100% of the capital stock of SPI, which was owned by the Company, and a receivable representing a sum owing to the Company by Sports Perfecta in the amount of JPY 185,540,908.

On June 27, 2018, the Company sold 100% of the capital stock of Link Bit Consulting Co, Ltd., a Japanese company and subsidiary of the Company (“LinkBit”), to IS Digital Ltd., a Cayman Islands company (“ISD”) for $420,000 in cash, and a sale to ISD of a receivable representing a sum owing to the Company by LBC in the amount of JPY 8,089,625 for $80,000 in cash (the “LinkBit Transaction”).

After the foregoing transactions, the Company continues to own as subsidiaries Umajin HK and WRN. WRN is engaged in the business of publishing horse racing information, including upcoming races, race results, and detailed profiles of foreign jockeys who race in Japan.

Asserting Claims against the Company

Because nearly all of the assets of Grand Perfecta are located in Japan, it would be very difficult to access those assets to satisfy an award entered against Grand Perfecta in a U.S. court.

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

In 2017, there were approximately 288 JRA racing days and 1,276 NAR racing days. ‘Racing days’ means the total number of race days of all courses. Total prize money of JRA and NAR races in 2017 was approximately JPY103 billion (about US$915 million). JRA and NAR 2018 figures are not yet available.

The popularity and large fan following for horse racing in Japan, which translates into a large volume of betting, creates a demand by racing enthusiasts for information on breeding, race history of horses, jockeys, and other matters that may be factors in evaluating races and how to bet the horses. Our business focuses on meeting that demand for information.

Our Business

Through June 27, 2018, our primary business was the delivery through the Internet and by phone to users and other consumers in Japan information on horse racing and then convert those users to paying customers for enhanced services. Prior to the Sports Perfecta Transaction and the LinkBit Transaction, the remainder of our revenue came from providing sales promotion services and advertisement insertion on the horse racing information website and selling mailing labels derived from our user base to third parties involved in the horse racing industry, which is a service we provide as a sideline to our core business. Since June 27, 2018, the Company’s primary business operations occur through our remaining operating subsidiary, WRN, which is engaged in the business of publishing horse racing information, including upcoming races, race results, and detailed profiles of foreign jockeys who race in Japan.

Internet and Phone Services

Prior to the Sports Perfecta Transaction and the LinkBit Transaction, we typically maintained 6-10 branded websites which each have different concepts, and which were operated to meet the respective preferences of horse racing fans who are our users and customers. The following is a list of our prior subsidiaries and the websites owned by each that was used to publish racing information for our users.

•	Turf Agent Co., Ltd., published information collected from racehorse owners on its website at http://turfagent.jp. In addition, Turf Agent provides current news about horse fairs, horse-breeding centers, etc. Turf Agent also published articles with tips and advice on how to evaluate and predict the racing performance of horses and how to identify (remarkable/promising) horses in specific races with the goal of fostering better appreciation and enjoyment of horse racing.

•	Real Selector Co., Ltd., published information directed at beginners in the appreciation and betting of horse racing on its website at www.real-selector.jp.

•	Tau Project Co., Ltd., published analytics on horses and races known as “Next-generation betting ticket purchase theory” on its website at https://to-dai.jp/.

•	G1 Project Co., Ltd., published integrated statistical information on a wide range of elements and factors pertaining to horses, jockeys, tracks, races, and other horse racing matters on its website at http://www.g1-pro.jp.

•	LinkBit operated a website called “Yoso Ou” at http://keibagod.jp/ that publishes betting lines and provides other track tips, advice and comments to users. From time to time the website also publishes feature articles on upcoming races.

All of the foregoing were subsidiaries of LinkBit, and were disposed of in the LinkBit Transaction. After the LinkBit Transaction, Umajin HK and WRN are the only remaining wholly-owned subsidiaries of the Company. WRN started its service in August 2016, publishes horse racing information including upcoming races, race results, and detailed profiles of foreign jockeys who race in Japan.

Customers to our Internet and phone information services paid access fees that range between $5 and $1,000, depending on the level of information access desired by the customer. Customers access the information service purchased with a personal user name and password for Internet access and a personal PIN for telephone access. Below is a chart setting forth specifics as to the service offering types and price ranges for each of our major service offerings that we provided through June 27, 2018 and for WRN, that is still operating as our subsidiary. We provide our customers with premium content consisting of single item services, such as information on specific races or events or multiple races on the same day that the customer can access on a one-time or short term basis, package items made up of a combination of single items with common features or trends in items that we identify in single item service purchases, and term items that are published over a period of time and provide broader coverage of events or various aspects of the horse racing industry. In the table below, we identify for each service the price range and type of service offered.

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

Through June 27, 2018, we had a team that focused on establishing and maintaining relationships with horse owners, trainers, jockeys, and others, all of which were a primary source of current information on what was going on at the track and in the horse racing industry. There are approximately 420 jockeys, 700 horse trainers, and 7,000 horse owners actively working today in Japan.

Competition

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

Intellectual Property

Through June 27, 2018, we held two trademarks in Japan. Since the LinkBit Transaction, we do not possess any trademarks or other intellectual property.

Employees

Grand Perfecta currently has one employee, Steve Ketter, its Chief Executive Officer. WRN, a wholly owned subsidiary, has two contract employees in Japan.

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

Our principal business office is located at 123 West Nye Lane, Suite 129, Carson City, NV 89706. We are using the office space of our Chief Executive Officer, Steve Ketter, who is not charging a fee for our use of the space.

ITEM 3.	LEGAL PROCEEDINGS

We may be the subject of certain legal matters that we consider incidental to our business activities. We are not currently aware of any ongoing litigation that will have a material impact on our financial position, liquidity or results of operations.

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

Calendar Quarter Ended	High Bid ($)	Low Bid ($)

October 31, 2015	$0.22	$0.14
January 31, 2016	$0.20	$0.12
April 30, 2016	$0.12	$0.07
July 31, 2016	$0.31	$0.07

October 31, 2016	$0.56	$0.10
January 31, 2017	$0.11	$0.04
April 30, 2017	$0.08	$0.06
July 31, 2017	$0.07	$0.04

October 31, 2017	$0.07	$0.04
January 31, 2018	$0.07	$0.03
April 30, 2018	$0.06	$0.03
July 31, 2018	$0.06	$0.03

Unregistered Sales of Equity Securities

There are no unregistered sales of securities that have not been reported previously.

Dividends

We did not make any distributions to shareholders in fiscal years 2018 or 2017. Our present intention is to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Security Holders

At December 19, 2018, there were approximately 592 holders of record of our common stock.

Equity Compensation Plans

As of July 31, 2018, there were no equity securities authorized for issuance under any Company compensation plans.

Repurchases of common stock

There were no repurchases of equity securities by Grand Perfecta in the year ended July 31, 2018.

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

General

Grand Perfecta is engaged in the business of gathering, transmitting and providing horse racing information via various types of media, including a website owned and operated by the wholly owned subsidiary WRN. Prior to the Sports Perfecta Transaction and the LinkBit Transaction, the Company was pursuing development of a fantasy sports offering for a number of different sports, including horse racing, through its wholly-owned subsidiary, Sports Perfecta. A wholly owned subsidiary, Umajin HK, had been delivering information on horse racing to its users through its website similar to LinkBit, however it terminated its services at the end of June 2017.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with principles generally accepted in the United States of America (“GAAP”) and include the accounts of Grand Perfecta and its wholly-owned subsidiaries LinkBit, Umajin HK, WRN and Sports Perfecta. The Company discontinued the operations of its wholly-owned subsidiaries LinkBit and SPI in June 2018. The accounts for these subsidiaries have been presented in the discontinued operations in the accompanying consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The Company has determined that three affiliated entities, Space Cultivation Mobile, Japan Horse Circle and Basougu Shokuninkai, which LinkBit conducts business with were variable interest entities and that the Company was the primary beneficiary of each entity. As a result, the Company has consolidated the accounts of these variable interest entities into the accompanying consolidated financial statements. As the Company does not have any ownership interest in these variable interest entities, the Company has allocated the contributed capital in these variable interest entities as a component of non-controlling interest. These three variable interest entities did business with LinkBit. Therefore, these three entities have also been presented in the discontinued operations in the accompanying consolidated financial statements. After the discontinued operations, the Company consists of Grand Perfecta and its two remaining wholly-owned subsidiaries, Umajin HK and WRN There are no variable interest entities since the Company discontinued operations in June 2018.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications. The prior year amounts have also been modified in these financial statements to properly report amounts under current operations and discontinued operations (see note 7).

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

Going Concern

Based on operating losses and negative cash from operations and the discontinued operations of most of the Company’s operations, substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plan in this regard is to find new operations to enter into and focus on building profitable operations. To finance operations while it finds new operations, the Company will continue financing activity such as taking loans and issuing new shares of the Company’s common stock.

As of July 31, 2018, we had cash of $52,716 and a working capital deficit of $574,780 as compared to cash of $102,954 at July 31, 2017, of which $665 related to continuing operations and $102,289 related to discontinued operations. As of July 31, 2017 the working capital deficit was $9,117,835.

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

Foreign Exchange

The Company’s primary operations are conducted in Japan and performed by its wholly owned subsidiaries LinkBit and WRN. The Company also conducts operations through Sports Perfecta, and its Malaysian subsidiary SPT. A wholly owned subsidiary, Umajin HK, had been delivering information on horse racing to its users through its website similar to LinkBit, however it terminated its service at the end of June 2017. WRN and LinkBit’s functional currency is the Japanese Yen and Umajin HK’s functional currency is the Hong Kong Dollar. SPT’s functional currency is the Malaysian Ringgit.

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

The following rates were used to translate the accounts of LinkBit, Umajin HK, SPT and WRN into USD at the following balance sheet dates.

	Balance Sheet Dates
	July 31, 2018	July 31, 2017
Japanese Yen to USD	0.0090	0.0091
Hong Kong Dollars to USD	0.1274	0.1280
Malaysian Ringgit to USD	0.2466	0.2335

The following rates were used to translate the accounts of LinkBit, Umajin HK, SPT and WRN into USD for the following operating periods.

	For the Year Ended
	July 31, 2018	July 31, 2017
Japanese Yen to USD	0.0091	0.0091
Hong Kong Dollars to USD	0.1278	0.1287
Malaysian Ringgit to USD	0.2470	0.2321

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of July 31, 2018 and 2017.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of July 31, 2018 or 2017.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives once the individual assets are placed in service. Estimated useful lives for the assets are as follows.

Buildings and fixtures	8 - 43 years
Autos and trucks	2 - 6 years
Tools and equipment	4 - 10 years
Computer software	5 years

Goodwill

The Company’s goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, the Company conducted an analysis of the goodwill at the reporting unit level. There was no impairment of goodwill during the years ended July 31, 2018 and 2017.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company performed this analysis at July 31, 2018 and 2017 and during the prior year determined that the sum of projected future cash flows over the remaining useful life of the intangible assets were negative. Accordingly, the Company recorded an impairment charge of $83,712 during the year ended July 31, 2017. There was no impairment of long-lived assets identified during the year ended July 31, 2018.

Fair Value of Financial Instruments

In accordance with ASC 820, the carrying value of cash and cash equivalents and accounts payable approximates fair value due to the short-term maturity of these instruments. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2- Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company has determined that the book value of its outstanding financial instruments as of July 31, 2018 and 2017 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash, accounts receivable, notes receivable, and amounts due from related parties. The Company maintains its cash in banks located in Japan, Hong Kong, Malaysia and the United States in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers and note receivable holders. The Company had no losses related to the write off of notes receivable during the year ended July 31, 2018. During the year ended July 31, 2017 the loss related to the write off of notes receivable was $309,400, which is included in discontinued operations in the consolidated statements of operations and comprehensive income (loss).

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs incurred amounted to $94,997 from discontinued operations and $241,623 ($2,413 from continuing operations and $239,210 from discontinued operations) for the years ended July 31, 2018 and 2017, respectively.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. As of July 31, 2017, the Company had total options of 3,000,000 which were excluded from the computation of net income per share because they are anti-dilutive. As of July 31, 2018, the Company did not have any convertible notes or the options of 3,000,000. As a result, the basic and diluted earnings per share were the same for each of the periods presented.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Results of Operations for the Year Ended July 31, 2018 and 2017

The following are the results of our operations for the year ended July 31, 2018 as compared to the year ended July 31, 2017:

	For the Year Ended
	7/31/2018	7/31/2017	$ Change
Net sales	$281,021	$274,695	$6,326
Total revenue	281,021	274,695	6,326

Operating Expenses
Cost of sales	286,501	250,017	36,484
Advertising	–	2,413	(2,413)
Rent expense	–	9,575	(9,575)
Other general and administrative expenses	825,197	1,169,412	(344,215)
Total operating expenses	1,111,698	1,431,417	(319,719)

Loss from operations	(830,677)	(1,156,722)	326,045

Other income (expense)
Other income (loss)	–	1,433	(1,433)
Gain on sale/transfer of subsidiaries	2,245,490	–	2,245,490
Total other income (expense)	2,245,490	1,433	2,244,057

Net income (loss) before provision for income taxes	1,414,813	(1,155,289)	2,570,102
Provision for (benefit from) income taxes	–	637	(637)
Net income (loss) from continuing operations	1,414,813	(1,155,926)	2,570,739
Net income (loss) from discontinued operations	1,913,368	(791,134)	2,704,502
Provision for (benefit from) income taxes for discontinued operations	(774,666)	97,253	(871,919)
Net loss attributable to GPI stockholders	$2,553,515	$(1,849,807)	$4,403,322

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales increased slightly during the year ended July 31, 2018 as compared to the same period in 2017. However, the majority of operations were discontinued and the only operation generating sales at the end of the year is WRN. The majority of the sales are being presented in the net income (loss) from discontinued operations.

Operating Expenses

Total operating expenses for the year ended July 31, 2018 were $1,111,698, which represented a decrease of $319,719 as compared to the same period in 2017. The lower operating expenses are due to the decreased operations. WRN will continue to have operating expense that should be consistent with the current year. The majority of the operating expenses from prior operations are presented in net income (loss) from discontinued operations.

Other Income/ (Expenses)

Total other income/expense for the year ended July 31, 2018 amounted to a gain of $2,245,490, which increased by $2,244,057 as compared to the same period in 2017. The increase in other expenses is primarily due to the gain on discontinued operations for the disposal of LinkBit and SPI during the current year.

Liquidity and Capital Resources

Based on operating losses and negative cash from operations and the discontinued operations of the majority of the Company’s operations, substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plan in this regard is to find new operations to bring in to the Company. To finance operations the Company will continue financing activity such as taking loans and issuing new shares of the Company’s common stock.

As of July 31, 2018, we had cash of $52,716 and a working capital deficit of $574,780 as compared to cash of $102,954 at July 31, 2017, of which $665 related to continuing operations and $102,289 related to discontinued operations. As of July 31, 2017 the working capital deficit was $9,117,835.

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

The following is a summary of our cash flows from operating, investing and financing activities for the years ended July 31, 2018 and 2017.

	Year Ended
	July 31, 2018	July 31, 2017
Cash flows provided by (used in) operating activities	$545,668	$(753,380)
Cash flows provided by (used in) investing activities	$604,938	$(227,010)
Cash flows provided by (used in) financing activities	$(1,201,994)	$1,005,285

Net cash flows provided by operating activities for the year ended July 31, 2018 amounted to $545,668, compared to net cash used of $753,380 for the year ended July 31, 2017. Net cash flows provided by operating activities were higher during the year ended July 31, 2018 due to profitable operations during the year compared with net cash flows used by operations during the year ended July 31, 2017, offset with an increase in accounts payable and accrued liabilities in the prior year.

Net cash provided by investing activities amounted to $604,938 for the year ended July 31, 2018, compared with net cash used of $227,010 for the year ended July 31, 2017. The cash flows provided by investing activities during the year ended July 31, 2018 was due primarily to the proceeds from the disposal of the subsidiaries of $427,673 and investing activities of discontinued operations of $177,265 which was a result of proceeds from the collection of notes receivable lending of $511,570 offset with payments for notes receivable lending of $330,046 and the purchase of property and equipment of $4,259. The cash flows used in investing activities during the year ended July 31, 2017 was due to investing activities of discontinued operations of $227,010 which was made up of the purchase of property and equipment of $135,700, payments for note receivable lending of $618,927, offset by $527,617 in proceeds from the collection of notes receivables.

Net cash used in financing activities for the year ended July 31, 2018 amounted to $1,201,994, as compared to net cash provided by $1,005,285 for the year ended July 31, 2017. Our cash used in financing activities during the year ended July 31, 2018 of $1,201,994 was the result of financing activities of discontinued operations which included $2,093,000 in proceeds from notes payable offset by payments made on outstanding notes payable of $3,130,400 and payments made on outstanding notes payable to related parties of $164,594. Our cash provided by financing activities during the year ended July 31, 2017 of $1,005,285 was primarily the result of $1,630,000 in proceeds from the sale of stock, offset by financing activities of discontinued operations which included proceeds of $955,500 from notes payable borrowing, and proceeds of $1,274,000 from related party notes payable borrowing, offset by $1,246,700 in payments made on outstanding notes payable, $1,001,000 in payments made on our convertible note payable, and $606,515 in payments made on our related party notes payable.

Description of Indebtedness

The following is a summary of our outstanding notes payable as of July 31, 2018 and July 31, 2017. All of these notes were included in the discontinued operations of the Company’s subsidiaries.

	July 31, 2018	July 31, 2017
Unsecured note payable issued on June 15, 2016, due on December 15, 2016, bearing interest at 15% per annum (21.9% per annum after the maturity date) due monthly. This note was transferred as part of the discontinued operations.	$–	$910,000
Unsecured note payable issued on December 20, 2011, due on December 31, 2016, bearing interest at 15% per annum (18% per annum after the maturity date) due monthly. This note was transferred as part of the discontinued operations.	–	1,911,000
Unsecured note payable issued on December 18, 2015, due in 20 monthly installments from July 31, 2017 through February 28, 2019, bearing interest at 12% per annum due monthly. This note was transferred as part of the discontinued operations.	–	864,500
Unsecured note payable issued on February 5, 2016, due in 23 installments of JPY 3,000,000 beginning in February 2017 and a final installment of JPY 31,000,000 in January 2019, bearing interest at 12% per annum due monthly. This note was transferred as part of the discontinued operations.	–	746,200
Unsecured note payable issued on June 28, 2017, payable in full on June 30, 2018, bearing interest at 12% per annum due monthly. This note was transferred as part of the discontinued operations.	–	418,600
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly. This note was transferred as part of the discontinued operations.	–	273,000
Unsecured notes payable, non-interest bearing, due on demand. This note was transferred as part of the discontinued operations.	–	41,336
Total notes payable	–	5,164,636
Less: current portion of notes payable	–	(4,427,536)
Long-term portion of notes payable	$–	$737,100

We also had notes payable outstanding from former related parties, all of which were either due on demand or due during the year ended July 31, 2018. The following is a summary of our outstanding balances due to related parties as of July 31, 2018 and 2017. All of these notes were included in the discontinued operations of the Company’s subsidiaries.

	July 31, 2018	July 31, 2017
Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly. The balance was due to a related party entity which is owned by one of the former directors of the Company. This debt was transferred with the discontinued operations.	$–	$910,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly. The balance was due to a related party entity which is owned by one of the former directors of the Company. This debt was transferred with the discontinued operations.	–	455,000
Unsecured note payable issued on June 14, 2016, non-interest bearing and due on October 31, 2017 discounted using an effective interest rate of 12%. The balance was due to a related party entity which is owned by one of the former directors of the Company. This debt was transferred with the discontinued operations.	–	273,000
Unsecured short-term borrowing on April 25, 2017, non-interest bearing and due on demand. The balance was due to a related party entity which is owned by one of the former directors of the Company. This debt was transferred with the discontinued operations.	–	345,800
Unsecured note payable issued on September 21, 2016, due on October 31, 2017 discounted using an effective interest rate of 12%. The balance was due to a related party entity which is owned by one of the former directors of the Company. This debt was transferred with the discontinued operations.	–	273,000
Unsecured note payable due to the Company's former Chairman and CEO, non-interest bearing and due on demand. This debt was transferred with the discontinued operations.	–	1,001,509
Total notes payable to related parties	–	3,258,309
Discount on notes payable to related parties	–	16,515
Notes payable to related parties, net	$–	$3,241,794

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure under this item is not required of a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Grand Perfecta’s financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company's management, under the supervision of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at July 31, 2018.

Changes in Internal Control over Financial Reporting

In June 2018, the Company discontinued most of its operations and disposed of these operating subsidiaries. Along with this change, the then current management and directors of the Company resigned. New management and a new single board of director member has been put in place. Because of the lack of additional personnel, there is a weakness in segregation of duties and a weakness in qualified in-house personnel within the Company. Based on these changes, there were significant changes in our internal control over financial reporting during the year ended July 31, 2018.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2018, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management concluded that the Company's internal control over financial reporting was not effective as of July 31, 2018.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s evaluation described above, it concluded that the Company had a significant control deficiency as of July 31, 2018 that constituted a material weakness in our internal control over financial reporting. Management has determined that the Company lacks the processes and procedures to ensure all financial events and transactions are recorded in accordance with US GAAP. More specifically, the Company engages third party service providers to assist with the preparation of its financial statements in accordance with US GAAP and to assist with the preparation of its US income taxes, however, the Company lacks in-house personnel capable of reviewing and overseeing this effort.

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

Name	Age	Position

Steve Ketter	51	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer

All executive officers are elected by the board and hold office until their successors are duly elected and qualified. Each director is elected by the stockholders and serves until resignation or election of a successor by the stockholders.

Biographies

The following is information on the business experience of each of the officers and directors.

Steve Ketter, Chairman of the Board of Directors of the Company, Chief Executive Officer, Chief Financial Officer. Steve Ketter, age 51, has been self-employed for the past five years as an advisor on business development, operations management, and strategic forecasting. The majority of his career has been spent in corporate risk management. He has handled fraud matters, investigations, executive protection and threat assessments. He received his Bachelor of Science degree in Business Management from Towson State University in 1991.

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

Code of Ethics

We adopted a Code of Ethics and Business Conduct (the “Code of Conduct”) that applies to all of our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct establishes standards and guidelines to assist our directors, officers, and employees in complying with both the Company’s corporate policies and with the law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of Grand Perfecta’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish Grand Perfecta with copies of all Section 16(a) forms they file. Based solely on Grand Perfecta’s review of copies of such reports and representations from Grand Perfecta’s executive officers and directors, and greater than ten-percent beneficial owners, Grand Perfecta’s believes that its executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended July 31, 2018.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the cash and other compensation paid by the Company to our named executive officers for the years ended July 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Total ($)
Steve Ketter Chief Executive Officer	2018 2017	6,000 –	6,000 –

Shuya Watanabe Former Chief Executive Officer	2018 2017	129,675 491,400	129,675 491,400

Takashi Ozawa Former Chief Operations Officer	2018 2017	129,675 491,400	129,675 491,400

Masashi Takegaki Former Chief Financial Officer	2018 2017	100,100 120,120	100,100 120,120

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

Director Compensation

The following table sets forth the cash and other compensation paid by the Company to our former non-employee Directors for the years ended July 31, 2018 and 2017.

Name	Year	Cash Fees ($)	Total ($)

Motonori Okai	2018 2017	0 0	0 0

Hideaki Takahashi (1)	2018 2017	100,100 109,200	100,100 109,200

Akira Tanabe	2018 2017	0 0	0 0

Enrique Marchese (2)	2018 2017	10,000 30,000	10,000 30,000

(1)       The amount paid to Mr. Takahashi is compensation for his services as a director of LinkBit and the sole director of Umajin HK.

(2)       Mr. Marchese is paid an annual fee of $30,000 for his service as a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth as of January 16, 2019, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Grand Perfecta, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. As of that date the Company had 4,977,332 shares of its common stock and 0 shares of its Series A Preferred Stock issued and outstanding.

5% Beneficial Owners (excluding officers and directors)	Number of Shares Beneficially Owned (1)	Percent of Class (1)

Capital Advisors, LLC P.O. Box 901658 Sandy, Utah 84090-1658	1,080,000	21.7%

Directors and Officers

Steve Ketter	0	0%

All directors and named executive officers as a group (1 person)	0	0%

(1)       The Company believes that each stockholder has sole voting and investment power with respect to the shares of common stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the SEC, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (i) any shares as to which the person has sole or shared voting power or investment power, and (ii) any shares that the individual has the right to acquire within 60 days through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of common stock. All percentage calculations are based on 4,977,332 shares of common stock issued and outstanding on January 16, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In June 2018, the Company entered into a consulting agreement with its new CEO and sole director. The agreement was for five months from June through October. The Company agreed to pay him $3,000 per month for his services in running the Company and making sure that the required audit and filings get completed. As of July 31, 2018 the Company had $6,000 in accrued liabilities for this agreement.

The following related party transactions were all related to the Company’s previous management and the discontinued operations. These related party transactions all were eliminated with the discontinuation of LBC and SPI:

Shuya Watanabe, the Company’s former CEO and Chairman, made advances to LinkBit in prior periods that totaled JPY110,055,904 (approximately US$1,002,000) at July 31, 2017. During the year ended July 31, 2018, Mr. Watanabe did not make additional advances and received repayments of advances of JPY5,687,286 (approximately $52,000). There is no stated interest on the advances and no stated maturity date. This advance was part of the discontinued operations and was transferred with the disposal transactions in June 2018. As of July 31, 2018, the total outstanding advances due by the Company was $0.

Motonori Okai, a former director of the Company, is the responsible director and sole owner of Umajin Japan. Grand Perfecta and Umajin Japan have an agreement pursuant to which Umajin Japan provides to Grand Perfecta horserace information for a fee of 16 million yen per month (inclusive of consumption tax) and horseracing related email magazine and web page content for a fee of 7 million yen per month (inclusive of consumption tax) for a total of 23 million Yen per month. The Company and Umajn Japan agreed to reduce the monthly fees from 23 million Yen to 11 million Yen subsequent to October 2016. Subsequent to February 2017, the Company and Umajin Japan agreed to reduce the fee to 8 million Yen per month through July 2018. Payments to Umajin Japan were JPY80,740,747 (approximately US$735,000), including consumption tax payments of JPY6,459,253 (approximately US$59,000) in fiscal year 2018. This agreement was also included in the discontinued operations and was transferred with the disposal transactions in June 2018.

Akira Tanabe, a former director of the Company, is the representative director of Clara Ltd., which has made advances to LinkBit that totaled JPY180,000,000 (approximately US$1,638,000) at July 31, 2017. The interest rate on the advances is 1% per annum, and is due upon demand. Interest payments to Clara Ltd. for fiscal year 2018 totaled JPY479,178 (approximately US$4,400). This advance was part of the discontinued operations and was transferred with the disposal transactions in June 2018. As of July 31, 2018, the total outstanding advances due by the Company was $0.

Additionally, LinkBit entered into an agreement with Clara Ltd. allowing them access to the LinkBit’s database containing certain horse racing information for an indefinite period. As compensation, LinkBit will receive a total of JPY30,000,000, resulting in USD$273,000 of revenue for LinkBit in fiscal year 2017. The fee under this agreement is payable in 10 monthly installments starting in November 2016. As of July 31, 2017, the amount due under this agreement was JPY3,000,000 (USD$27,300) which was paid in full in August of 2017. This agreement was also included in the discontinued operations and was transferred with the disposal transactions in June 2018.

Additionally, LinkBit is a party to a services agreement with Cheval Attache Co., Ltd. (of which Mr. Tanabe (a former director of the Company) is a representative director) dated August 2014. Cheval Attache delivers services relating to content and application development. LinkBit pays a monthly fee of JPY1,000,000 (approximately US$9,000) to Cheval Attache. During fiscal year 2018 a total of JPY11,880,000 (approximately US$108,000) in service fees was paid to Cheval Attache. This agreement was also included in the discontinued operations and was transferred with the disposal transactions in June 2018.

Cheval Attache also made advances totaling JPY68,000,000 (approximately USD$618,800) at July 31, 2017. There is no stated interest on the advances and they are due on demand. This advance was part of the discontinued operations and was transferred with the disposal transactions in June 2018. As of July 31, 2018, the total outstanding advances due by the Company was $0.

Director Independence

Our common stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and therefore, the Company is not subject to any director independence requirements. Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation or if there have been certain transactions between the Company and the director or another company with which the director is affiliated. Under these standards, there is no director that the Board of Directors has determined is an independent director.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to the Company by its principal accountants for the years ended July 31, 2018 and 2017, for professional fees are as follows:

	2018	2017

Audit fees	$140,000	$170,000
Audit related fees	–	–
Total audit and related fees	140,000	170,000

Other consulting fees	–	–
Tax fees	–	–
Total fees	$140,000	$170,000

Audit Fees and audit related fees are amounts billed for professional services that our independent public accounting firm provided for the audit of our annual financial statements, review of the financial statements included in our reports on 10-Q, and other services typically provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K:

Exhibit No.	Title of Document

3.1	Articles of Incorporation of Grand Perfecta, Inc. (formerly known as STI Holdings, Inc.) (1)

3.2	Bylaws of Grand Perfecta, Inc. (1)

3.3	Certificate of Amendment to Articles of Incorporation dated January 9, 2008, designating preferred stock as Series A Convertible Preferred Stock (1)

3.4	Certificate of Amendment to Articles of Incorporation dated June 21, 2011, for Designation of Rights, Privileges, and Preferences of Series A Convertible Preferred Stock of Grand Perfecta, Inc. (formerly known as STI Holdings, Inc.) (1)

3.5	Certificate of Amendment to Articles of Incorporation dated March 29, 2013, for name change of STI Holdings, Inc. to Grand Perfecta, Inc. (1)

4.1	Convertible Debenture dated March 5, 2015 with respect to JPY200,000,000 principal amount of convertible notes bearing interest at 1.0% per annum (1)

4.2	First Amendment dated March 2, 2016, to the Convertible Debenture dated March 5, 2015 (2)

10.1	Service Agreement dated August 1, 2014 between Link Bit Consulting Co., Ltd. and Cheval Attache Co., Ltd. (1)

10.2	Loan Agreement dated March 26, 2012 between Clara Ltd., as lender, and Link Bit Consulting Co., Ltd., as borrower (1)

10.3	Revised Loan Agreement dated January 29, 2013 between Clara Ltd., as lender, and Link Bit Co., Ltd., as borrower (1)

10.4	Offshore Securities Purchase Agreement dated as of March 5, 2015 between Grand Perfecta, Inc. and Europlus International Ltd. (1)

10.5	Link Bit Co., Ltd. office lease with Tokyo Teleport Center Co., Ltd. dated August 31, 2014 (1)

10.6	Stock Purchase Agreement dated June 11, 2014 between Grand Perfecta, Inc. and Kuzuaki Goto (1)

10.7	Lease (license) between Umajin Hong Kong Ltd and Apex Business Centre Limited dated as of June 25, 2014 (1)

10.8	Offer Letter between Grand Perfecta, Inc. and Enrique Marchese dated May 8, 2014 (1)

10.9	Note Payment and Satisfaction Agreement between Link Bit Consulting Co., Ltd., and Umajin Co. Ltd., dated October 28, 2015 (3)

10.10	Services Agreement between Link Bit Consulting Co., Ltd., and Umajin Co. Ltd., dated November 1, 2015 (3)

10.11	Money Loan Agreement between Link Bit Consulting Co., Ltd., and Fuji Kigyo Co., Ltd., dated December 18, 2015 (4)

10.12	Loan Agreement dated June 15, 2016, between Link Bit Consulting Co., Ltd., and Toshiro Ohshimo (6)

10.13	Offshore Securities Purchase Agreement dated August 23, 2016, between Grand Perfecta, Inc., and Sakura Corporation (6)

10.14	Offshore Securities Purchase Agreement dated March 31, 2017, between Grand Perfecta, Inc., and Heart Corporation (7)

14.1	Code of Ethics (5)

21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

(7)       These exhibits are incorporated herein by this reference to our report on Form 10-K for the period ended July 31, 2017, filed with the Securities and Exchange Commission on November 2, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAND PERFECTA, INC.

Date: January 25, 2019	By	/s/ Steve Ketter
Steve Ketter, Chief Executive Officer
(Principal Executive Officer)

Date: January 25, 2019	By	/s/ Steve Ketter
Steve Ketter, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 25, 2019	/s/ Steve Ketter
Steve Ketter, Director

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Grand Perfecta, Inc.

MAC ACCOUNTING GROUP, LLP

CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

TO THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF GRAND PERFECTA, INC.

OPINION ON THE FINANCIAL STATEMENTS

WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF GRAND PERFECTA, INC. AND ITS SUBSIDIARIES (THE COMPANY) AS OF JULY 31, 2018 AND 2017, THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, COMPREHENSIVE INCOME (LOSS), STOCKHOLDERS' EQUITY (DEFICIT) AND CASH FLOWS FOR THE YEARS THEN ENDED, AND THE RELATED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (COLLECTIVELY, THE FINANCIAL STATEMENTS). IN OUR OPINION, THE FINANCIAL STATEMENTS PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF THE COMPANY AS OF JULY 31, 2018 AND 2017, AND THE RESULTS OF ITS OPERATIONS AND ITS CASH FLOWS FOR THE YEARS THEN ENDED, IN CONFORMITY WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA.

GOING CONCERN

THE ACCOMPANYING FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. AS DISCUSSED IN NOTE 2 TO THE FINANCIAL STATEMENTS, THE COMPANY HAS SUFFERED RECURRING LOSSES FROM OPERATIONS, NEGATIVE CASH FLOWS FROM OPERATIONS, AND HAS DISCONTINUED SUBSTANTIALLY ALL OF ITS OPERATIONS. THIS RAISES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN. MANAGEMENT'S PLANS IN REGARD TO THESE MATTERS ALSO ARE DESCRIBED IN NOTE 2. THE FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT RESULT FROM THE OUTCOME OF THIS UNCERTAINTY.

BASIS FOR OPINION

THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY’S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THE COMPANY’S FINANCIAL STATEMENTS BASED ON OUR AUDITS. WE ARE A PUBLIC ACCOUNTING FIRM REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD (UNITED STATES) (PCAOB) AND ARE REQUIRED TO BE INDEPENDENT WITH RESPECT TO THE COMPANY IN ACCORDANCE WITH U.S. FEDERAL SECURITIES LAWS AND THE APPLICABLE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION AND THE PCAOB.

WE CONDUCTED OUR AUDITS IN ACCORDANCE WITH THE STANDARDS OF THE PCAOB. THOSE STANDARDS REQUIRE THAT WE PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE FINANCIAL STATEMENTS ARE FREE OF MATERIAL MISSTATEMENT, WHETHER DUE TO ERROR OR FRAUD. THE COMPANY IS NOT REQUIRED TO HAVE, NOR WERE WE ENGAGED TO PERFORM, AN AUDIT OF ITS INTERNAL CONTROL OVER FINANCIAL REPORTING. AS PART OF OUR AUDITS WE ARE REQUIRED TO OBTAIN AN UNDERSTANDING OF INTERNAL CONTROL OVER FINANCIAL REPORTING BUT NOT FOR THE PURPOSE OF EXPRESSING AN OPINION ON THE EFFECTIVENESS OF THE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING. ACCORDINGLY, WE EXPRESS NO SUCH OPINION.

OUR AUDITS INCLUDED PERFORMING PROCEDURES TO ASSESS THE RISKS OF MATERIAL MISSTATEMENT OF THE FINANCIAL STATEMENTS, WHETHER DUE TO ERROR OR FRAUD, AND PERFORMING PROCEDURES THAT RESPOND TO THOSE RISKS. SUCH PROCEDURES INCLUDED EXAMINING, ON A TEST BASIS, EVIDENCE REGARDING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. OUR AUDITS ALSO INCLUDED EVALUATING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL PRESENTATION OF THE FINANCIAL STATEMENTS. WE BELIEVE THAT OUR AUDITS PROVIDE A REASONABLE BASIS FOR OUR OPINION.

/s/ MAC ACCOUNTING GROUP, LLP

WE HAVE SERVED AS THE COMPANY'S AUDITOR SINCE 2016.

MIDVALE, UTAH
JANUARY 25, 2019

WWW.MACACCOUNTINGGROUP.COM

1070 MECHAM LANE, MIDVALE, UTAH 84047

801.414.3664

GRAND PERFECTA, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2018	July 31, 2017
Assets
Current assets
Cash	$52,716	$665
Accounts receivable, net	8,632	19,735
Current assets of discontinued operations	–	3,489,454
Total current assets	61,348	3,509,854

Other assets
Other assets	–	2,176
Other assets of discontinued operations	–	8,461,948
Total other assets	–	8,464,124
Total assets	$61,348	$11,973,978

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable, related party payable, and accrued expenses	$627,666	$641,440
Deferred revenues	8,462	–
Taxes payable	–	637
Current liabilities of discontinued operations	–	11,985,612
Total current liabilities	636,128	12,627,689
Long-term portion of notes payable of discontinued operations	–	737,100
Total liabilities	636,128	13,364,789

Commitments and contingencies	–	–

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, 0 and 100,000 shares issued and outstanding as of July 31, 2018 and 2017, respectively	–	100
Common stock, $0.001 par value, 500,000,000 shares authorized, 4,977,332 and 31,800,000 shares issued and outstanding as of July 31, 2018 and 2017, respectively	4,977	31,800
Additional paid-in capital	4,594,285	5,752,362
Accumulated deficit	(5,152,172)	(7,705,687)
Accumulated other comprehensive income	(21,870)	325,864
Total GPI stockholders' equity (deficit)	(574,780)	(1,595,561)
Noncontrolling interest	–	204,750
Total stockholders' equity (deficit)	(574,780)	(1,390,811)
Total liabilities and stockholders' equity (deficit)	$61,348	$11,973,978

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	July 31, 2018	July 31, 2017
Net sales	$281,021	$274,695
Total revenues	281,021	274,695

Operating expenses
Cost of sales	286,501	250,017
Advertising	–	2,413
Rent expense	–	9,575
General and administrative expenses	825,197	1,169,412
Total operating expenses	1,111,698	1,431,417

Loss from operations	(830,677)	(1,156,722)

Other income (expense)
Other income (expense)	–	1,433
Gain on sale/transfer of subsidiaries	2,245,490	–
Total other income (expense)	2,245,490	1,433

Net income (loss) before provision for income taxes	1,414,813	(1,155,289)
Provision for (benefit from) income taxes	–	637
Net income (loss) from continuing operations	1,414,813	(1,155,926)
Income (loss) from operations of discontinued operations	1,913,368	(791,134)
Provision for (benefit from) income taxes for discontinued operations	(774,666)	97,253
Net income (loss) from discontinued operations	1,138,702	(693,881)
Net income (loss)	$2,553,515	$(1,849,807)

Net income (loss) per share from continuing operations, basic and diluted	$0.05	$(0.04)
Net income (loss) per share from discontinued operations, basic and diluted	$0.04	$(0.02)
Net income (loss) per share, basic and diluted	$0.09	$(0.06)
Weighted average number of common shares outstanding, basic and diluted	29,369,231	31,251,781

Other comprehensive income (loss)
Foreign currency translation adjustments	(347,734)	27,865
Comprehensive income (loss)	2,205,781	(1,821,942)
Comprehensive income (loss) attributable to non-controlling interest	(204,750)	(15,688)
Comprehensive income (loss) attributable to GPI stockholders	$2,001,031	$(1,837,630)

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance, July 31, 2016	100,000	$100	30,100,000	$30,100	$4,062,308	$(5,855,880)	$297,999	$220,438	$(1,244,935)
Sale of stock	–	–	1,700,000	1,700	1,628,300	–	–	–	1,630,000
Discount from note payable to related parties	–	–	–	–	61,754	–	–	–	61,754
Foreign currency translation adjustment	–	–	–	–	–	–	27,865	(15,688)	12,177
Net loss	–	–	–	–	–	(1,849,807)	–	–	(1,849,807)
Balance, July 31, 2017	100,000	100	31,800,000	31,800	5,752,362	(7,705,687)	325,864	204,750	(1,390,811)
Shares received in exchange for interest in subsidiary	(100,000)	(100)	(26,822,668)	(26,823)	(1,158,077)	–	–	(204,750)	(1,389,750)
Foreign currency translation adjustment	–	–	–	–	–	–	(347,734)	–	(347,734)
Net income	–	–	–	–	–	2,553,515	–	–	2,553,515
Balance, July 31, 2018	–	$–	4,977,332	$4,977	$4,594,285	$(5,152,172)	$(21,870)	$–	$(574,780)

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	July 31, 2018	July 31, 2017
Cash flows from operating activities
Net income (loss)	$2,553,515	$(1,849,807)
Net income (loss) from discontinued operations	(1,138,702)	693,881
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale/transfer of subsidiaries	(2,245,490)	–
Changes in operating assets and liabilities:
Accounts receivable	11,007	(18,963)
Prepaid expenses and other current assets	2,173	–
Accounts payable, related party payable, and accrued expenses	24,654	556,855
Deferred revenue	8,556	–
Operating cash flows from discontinued operations	1,329,955	(135,346)
Net cash provided by (used in) operating activities	545,668	(753,380)

Cash flows from investing activities
Proceeds from sale of interest in subsidiary, net	427,673	–
Investing activities of discontinued operations	177,265	(227,010)
Net cash provided by (used in) investing activities	604,938	(227,010)

Cash flows from financing activities
Sale of common stock	–	1,630,000
Financing activities of discontinued operations	(1,201,994)	(624,715)
Net cash provided by (used in) financing activities	(1,201,994)	1,005,285
Effect of exchange rate fluctuations on cash	1,150	(5,236)

Net change in cash	(50,238)	19,659
Cash, beginning of the period	102,954	83,295
Cash, end of the period	52,716	102,954
Less cash of discontinued operations, end of the period	–	(102,289)
Cash of continuing operations, end of the period	$52,716	$665

Supplemental disclosure of cash flow information:
Interest paid	$674,975	$797,702
Income taxes paid	$23,078	$22,383

Supplemental disclosure of non-cash investing and financing information:
Increase in additional paid in capital and debt discount for imputed interest	$–	$61,754
Assumption of payable balance to subsidiary	$(90,956)	$–
Assumption of receivable balance from subsidiary	$344,531	$–
Shares returned and cancelled for sale of SPI	$1,185,000	$–
Shares returned and cancelled for no consideration	$3,223	$–

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

On June 26, 2018, the Company discontinued operations of its subsidiary Sports Perfecta, Inc. (“SPI”) along with its wholly owned subsidiary, Sports Perfecta Technologies Sdn Bhd (“SPT”). Ownership of these two entities were transferred to Neo Sports Ltd., a Japanese company, in exchange for 23,600,000 shares of the Company’s common stock, 100,000 shares of the Company’s Series A convertible preferred stock and the contract option right to purchase 3,000,000 shares of the Company’s common stock. See note 7.

On June 27, 2018, the Company discontinued operations of its subsidiary Link Bit Consulting Co., Ltd. (“LBC”) and all of its subsidiaries, except for WRN Co., Ltd. (“WRN”). The Company continued operations of WRN. On this date, the Company sold LBC and its subsidiaries and assets to IS Digital Ltd., a Cayman Island company, in exchange for $500,000. See note 7.

Nature of Business

The Company was engaged in the business of transmitting and providing horse racing information via various types of media, including multiple websites owned and operated by the wholly owned subsidiaries of LinkBit, WRN and Umajin HK. LinkBit operated 6 websites through its various subsidiaries, which generated substantially all of the Company’s revenue. Umajin HK had been delivering information on horse racing to its users through its website, however it terminated its service at the end of June 2017. The Company was also pursuing development of a fantasy sports offering through Sports Perfecta, which has not yet generated any significant revenue. In June 2018, the Company discontinued the operations of its subsidiaries, LinkBit and SPI. WRN continues to operate one of these websites and business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with principles generally accepted in the United States of America (“GAAP”) and include the accounts of Grand Perfecta and its wholly-owned subsidiaries LinkBit, Umajin HK, WRN and Sports Perfecta. The Company discontinued the operations of its wholly-owned subsidiaries LinkBit and SPI in June 2018. The accounts for these subsidiaries have been presented in the discontinued operations in the accompanying consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The Company has determined that three affiliated entities, Space Cultivation Mobile, Japan Horse Circle and Basougu Shokuninkai, which LinkBit conducts business with were variable interest entities and that the Company was the primary beneficiary of each entity. As a result, the Company has consolidated the accounts of these variable interest entities into the accompanying consolidated financial statements. As the Company does not have any ownership interest in these variable interest entities, the Company has allocated the contributed capital in these variable interest entities as a component of non-controlling interest. These three variable interest entities did business with LinkBit. Therefore, these three entities have also been presented in the discontinued operations in the accompanying consolidated financial statements. After the discontinued operations, the Company consists of Grand Perfecta and its two remaining wholly-owned subsidiaries, Umajin HK and WRN. There are no variable interest entities since the Company discontinued operations in June 2018.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications. The prior year amounts have also been modified in these financial statements to properly report amounts under current operations and discontinued operations (see note 7).

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

Going Concern

Based on operating losses and negative cash from operations and the discontinued operations of most of the Company’s operations, substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plan in this regard is to find new operations to enter into and focus on building profitable operations. To finance operations while it finds new operations, the Company will continue financing activity such as taking loans and issuing new shares of the Company’s common stock.

As of July 31, 2018, we had cash of $52,716 and a working capital deficit of $574,780 as compared to cash of $102,954 at July 31, 2017, of which $665 related to continuing operations and $102,289 related to discontinued operations. As of July 31, 2017 the working capital deficit was $9,117,835.

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

Foreign Exchange

The Company’s primary operations are conducted in Japan and performed by its wholly owned subsidiaries LinkBit and WRN. The Company also conducts operations through Sports Perfecta, and its Malaysian subsidiary SPT. A wholly owned subsidiary, Umajin HK, had been delivering information on horse racing to its users through its website similar to LinkBit, however it terminated its service at the end of June 2017. WRN and LinkBit’s functional currency is the Japanese Yen and Umajin HK’s functional currency is the Hong Kong Dollar. SPT’s functional currency is the Malaysian Ringgit.

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

The following rates were used to translate the accounts of LinkBit, Umajin HK, SPT and WRN into USD at the following balance sheet dates.

	Balance Sheet Dates
	July 31, 2018	July 31, 2017
Japanese Yen to USD	0.0090	0.0091
Hong Kong Dollars to USD	0.1274	0.1280
Malaysian Ringgit to USD	0.2466	0.2335

The following rates were used to translate the accounts of LinkBit, Umajin HK, SPT and WRN into USD for the following operating periods.

	For the Year Ended
	July 31, 2018	July 31, 2017
Japanese Yen to USD	0.0091	0.0091
Hong Kong Dollars to USD	0.1278	0.1287
Malaysian Ringgit to USD	0.2470	0.2321

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of July 31, 2018 and 2017.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of July 31, 2018 or 2017.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives once the individual assets are placed in service. Estimated useful lives for the assets are as follows.

Buildings and fixtures	8 - 43 years
Autos and trucks	2 - 6 years
Tools and equipment	4 - 10 years
Computer software	5 years

Goodwill

The Company’s goodwill represents the excess of purchase price over tangible and intangible assets acquired, less liabilities assumed arising from business acquisitions. Goodwill is not amortized, but is reviewed for potential impairment on an annual basis at the reporting unit level. As required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-20, the Company conducted an analysis of the goodwill at the reporting unit level. There was no impairment of goodwill during the years ended July 31, 2018 and 2017.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company performed this analysis at July 31, 2018 and 2017 and during the prior year determined that the sum of projected future cash flows over the remaining useful life of the intangible assets were negative. Accordingly, the Company recorded an impairment charge of $83,712 during the year ended July 31, 2017. There was no impairment of long-lived assets identified during the year ended July 31, 2018.

Fair Value of Financial Instruments

In accordance with ASC 820, the carrying value of cash and cash equivalents and accounts payable approximates fair value due to the short-term maturity of these instruments. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2- Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company has determined that the book value of its outstanding financial instruments as of July 31, 2018 and 2017 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash, accounts receivable, notes receivable, and amounts due from related parties. The Company maintains its cash in banks located in Japan, Hong Kong, Malaysia and the United States in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers and note receivable holders. The Company had no losses related to the write off of notes receivable during the year ended July 31, 2018. During the year ended July 31, 2017 the loss related to the write off of notes receivable was $309,400, which is included in discontinued operations in the consolidated statements of operations and comprehensive income (loss).

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs incurred amounted to $94,997 from discontinued operations and $241,623 ($2,413 from continuing operations and $239,210 from discontinued operations) for the years ended July 31, 2018 and 2017, respectively.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. As of July 31, 2017, the Company had total options of 3,000,000 which were excluded from the computation of net income per share because they are anti-dilutive. As of July 31, 2018, the Company did not have any convertible notes or the options of 3,000,000. As a result, the basic and diluted earnings per share were the same for each of the periods presented.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

3. STOCKHOLDERS’ EQUITY

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

On June 26, 2018, as part of the transfer agreement of SPI, the Company received the outstanding 100,000 shares of Series A Preferred Stock and immediately cancelled these shares (see note 7).

The Company had 0 and 100,000 shares of Series A Preferred Stock issued and outstanding as of July 31, 2018 and 2017, respectively.

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

On June 26, 2018, as part of the transfer agreement of SPI, the Company received 23,600,000 shares of Common Stock and immediately cancelled these shares (see note 7).

On July 9, 2018, the Company cancelled 3,222,668 shares of common stock that had been returned to the Company by the stock holders for no compensation.

The Company had 4,977,332 and 31,800,000 shares of Common Stock issued and outstanding as of July 31, 2018 and 2017, respectively.

Stock Options

On June 26, 2018, as part of the transfer agreement of SPI, the Company received the contract option right to purchase 3,000,000 shares of Common Stock and immediately cancelled this contract option (see note 7). There were no options outstanding as of July 31, 2018.

4. INCOME TAXES

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

Net deferred tax assets from continuing operations consisted of the following as of July 31, 2018 and 2017.

	July 31, 2018	July 31, 2017
Deferred tax assets:
Loss carryforwards	$569,710	$–

Valuation allowance	(569,710)	–
Net deferred tax assets	$–	$–

The income tax provision differs from the amount of income tax determined by applying the applicable income tax rate to pretax income from continuing operations for the years ended July 31, 2018 and 2017 due to the following.

	July 31, 2018	July 31, 2017
Income tax expense (benefit) based on book income at the statutory rate	$536,238	$(209,363)
IRS tax penalty	–	210,000
Permanent book to tax differences	(471,553)	–
Valuation allowance	(64,685)	–
Total income tax provision	$–	$637

The Company classifies income tax penalties and interest, if any, as part of other general and administrative expenses in the accompanying consolidated statements of operations. The Company had accrued penalties of $600,000 as of July 31, 2018 and 2017 resulting from the failure to timely file required returns in the US from 2013 through 2016.

At July 31, 2018, the Company had net operating loss carryforwards of approximately $2,713,000 that may be offset against future taxable income from the year 2019 through 2038. No tax benefit has been reported in the July 31, 2018 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company's tax years for its Federal and State US jurisdictions which are currently open for examination are the years of 2014 - 2017. The Company’s tax years in Japanese jurisdictions that are open for examination are the years of 2013 – 2017.

The Company adopted the provisions of ASU 2015-17 prospectively, with the first annual period of change effective July 31, 2018. Prior periods were not retrospectively adjusted.

5. COMMITMENTS AND CONTINGENCIES

Operating Leases

Prior to June 27, 2018, the Company was leasing its corporate headquarters and administrative offices in Tokyo, Japan, as well as the administrative offices of SPT in Kuala Lumpur, Malaysia under non-cancelable operating leases extending through April 15, 2019. These leases were transferred with the discontinued operations. The lease of the Umajin HK office ended on July 21, 2017. The Company also leases other office space as needed on a month-to-month basis.

The Company incurred rent expense for continuing operations of $0 and for discontinued operations of $363,976 for the year ended July 31, 2018 and for continuing operations of $9,575 and for discontinued operations of $710,565 for the year ended July 31, 2017.

Litigation

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this annual report, there have been no material legal proceedings relating to the Company.

6. RELATED PARTY TRANSACTIONS

In June 2018, the Company entered into a consulting agreement with its new CEO and sole director. The agreement was for five months from June through October. The Company agreed to pay him $3,000 per month for his services in running the Company and making sure that the required audit and filings get completed. As of July 31, 2018 the Company had $6,000 in accrued liabilities for this agreement.

The following related party transactions were all related to the Company’s previous management and the discontinued operations. These related party transactions all were eliminated with the discontinuation of LBC and SPI (see note 7):

As of July 31, 2018 and 2017, the Company had $0 and $3,258,309, respectively of notes payable due to related parties (see note 7).

Umajin Co., Ltd. (“Umajin Japan”), was a related party entity owned by one of the former directors of the Company. The Company and Umajin Japan entered into a service agreement which was modified on November 1, 2015 to set the monthly fee payable by the Company to Umajin Japan for providing horserace information at 16 million Yen per month (inclusive of consumption tax), and to set the monthly fee payable for providing a horseracing related email magazine and web page content at 7 million Yen per month (inclusive of consumption tax) for a total of 23 million Yen per month. The Company and Umajin Japan agreed to reduce the monthly fees from 23 million Yen to 11 million Yen subsequent to October 2016. Subsequent to February 2017, the Company and Umajin Japan agreed to reduce the fee to 8 million Yen per month through July 2018.

Total fees paid to Umajin Japan for the year ended July 31, 2018 and 2017 amounted to $793,520 and $1,255,800, respectively. The fees paid to Umajin Japan are included in income (loss) from operations of discontinued operations in the accompanying consolidated statements of operations. As of July 31, 2018 the Company had $0 due to Umajin Japan due to the sale of LBC (see note 7). As of July 31, 2017 the Company had $108,604 due to Umajin Japan which is reflected in current liabilities of discontinued operations in the accompanying consolidated balance sheets.

During the years ended July 31, 2018 and 2017, the Company received consulting services from Cheval Attache, a related party entity owned by one of the Company’s former directors, (including amounts for consumption tax) of $108,108 and $117,938, respectively, which are included in income (loss) from operations of discontinued operations in the accompanying consolidated statements of operations. During the year ended July 31, 2017, the Company also charged Cheval Attache (including amounts for consumption tax) $100,300 of revenue related to information provided relating to providing horseracing contacts, which is included in income (loss) from operations of discontinued operations in the accompanying consolidated statement of operations.

G-Liberta, a subsidiary of Cheval Attache, performed certain advertising and research services for the Company. Total expenses related to G-Liberta during the year ended July 31, 2018 and 2017 amounted to $2,800 and $1,209, respectively, and are reflected as part of income (loss) from operations of discontinued operations in the accompanying consolidated statements of operations. As of July 31, 2018 the Company had $0 due to G-Liberta due to the sale of LBC (see note 7) and as of July 31, 2017 the Company had $1,209 due to G-Liberta which is reflected in current liabilities of discontinued operations in the accompanying consolidated balance sheets.

On October 17, 2016, the Company entered into an agreement with Clara Ltd., a related party entity owned by one of the Company’s former directors, allowing Clara Ltd. access to the Company’s database containing certain horse racing information owned by the Company for an indefinite period. As compensation, the Company was to receive a total of 30,000,000 Yen, payable in 10 monthly installments starting in November 2016. As of July 31, 2017 the amount due under this agreement was $27,300 which is reflected in current liabilities of discontinued operations in the accompanying consolidated balance sheets, which was paid in full in August of 2017. The revenue related to this transaction of $273,000 is reflected as income (loss) from operations of discontinued operations on the accompanying consolidated statement of operations for the year ended July 31, 2017 with no revenue recorded from the related party during the year ended July 31, 2018.

7. DISCONTINUED OPERATIONS

During the year ended July 31, 2018 the Company decided to discontinue most of its operating activities. This was done by way of the following two transactions:

On June 26, 2018, the Company exchanged all the issued and outstanding shares of common stock of its wholly owned subsidiary, Sports Perfecta, Inc. (“SPI”) to Neo Sports, Ltd, a Japanese company, for 100,000 shares of the Company’s series A preferred stock, 23,600,000 shares of the Company’s common stock and an option contract right for 3,000,000 shares of the Company’s common stock. This transaction included SPI’s wholly owned subsidiary, Sports Perfecta Technologies Sdn Bhd.

On June 27, 2018, the Company exchanged all the issued and outstanding shares of common stock of its wholly owned subsidiary, Link Bit Consulting Co. Ltd. (“LBC”) to IS Digital Ltd., a Cayman Island company for $420,000 in cash and 100% of the account receivable balance owed to the Company by LBC for $80,000 in cash. This transaction included all of LBC’s subsidiaries, except for WRN Co. Ltd. (“WRN”). WRN’s issued and outstanding common stock was transferred to the Company from LBC on this date.

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of July 31, 2018 and July 31, 2017, and consist of the following:

	July 31, 2018	July 31, 2017
CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Cash	$–	$102,289
Accounts receivable, net	–	1,065,541
Accounts receivable - related party	–	27,300
Current portion of notes receivable [1]	–	2,057,251
Deferred tax assets, current [2]	–	206,270
Prepaid expenses and other current assets	–	30,803
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS	$–	$3,489,454

NONCURRENT ASSETS OF DISCONTINUED OPERATIONS:
Property and equipment, net [3]	$–	$174,311
Long-term note receivable, net of current portion [1]	–	605,449
Deferred tax assets, long-term [2]	–	583,052
Goodwill [4]	–	6,917,722
Other assets [5]	–	181,414
TOTAL NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	$–	$8,461,948

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS
Accounts payable and accrued expenses	$–	$2,826,219
Accounts payable - related party	–	109,813
Deferred revenues	–	866,866
Current portion of notes payable [6]	–	4,427,536
Notes payable to related parties [7]	–	3,241,794
Taxes payable	–	513,384
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	$–	$11,985,612

LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS
Long-term portion of notes payable, net of current portion [6]	$–	$737,100
TOTAL LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	$–	$737,100

[1]	The Company’s outstanding notes receivable consist of unsecured advances, including interest ranging from 0% to 3% per annum, payable in full on dates extending through 2039. As of July 31, 2018 and 2017, the Company had total outstanding notes receivable of $0 and $2,662,700, respectively. The portion of these outstanding notes receivables that were either due on demand or had scheduled due dates within one year amounted to $0 and $2,057,251 as of July 31, 2018 and 2017, respectively.

[2]	Net deferred tax assets from discontinued operations consisted of the following as of July 31, 2018 and 2017:

	July 31, 2018	July 31, 2017
Deferred tax assets:
Commission expenses	$–	$425,797
Loss carryforwards	–	172,145
Allowance for doubtful accounts	–	143,554
Other	–	84,564

Deferred tax liabilities:
Others	–	(10,529)

Valuation allowance	–	(26,209)
Net deferred tax assets	$–	$789,322

The income tax provision differs from the amount of income tax determined by applying the applicable income tax rate to pretax income from discontinued operations for the years ended July 31, 2018 and 2017 due to the following:

	July 31, 2018	July 31, 2017
Income tax expense (benefit) based on book income at Japanese statutory rate	$748,934	$(209,116)
Entertainment expense	65,333	80,914
Additional taxes	3,966	3,966
Tax rate difference between current tax and deferred tax assets	3,539	3,539
Others	(47,106)	23,444
Total income tax provision	$774,666	$(97,253)

[3]	The Company’s property and equipment consisted of the following.

	July 31, 2018	July 31, 2017
Buildings and fixtures	$–	$102,528
Autos and trucks	–	275,799
Tools and equipment	–	423,632
Computer software	–	1,442,753
	–	2,244,712
Less: accumulated depreciation	–	(2,070,401)
	$–	$174,311

Depreciation expense amounted to $25,867 and $54,053 for the year ended July 31, 2018 and 2017, respectively.

[4]	The Company had recorded goodwill relating to the purchase of Media 21, Inc. in 2011, as well as the acquisition of Umajin HK on May 27, 2013. The following is a summary of the activity relating to goodwill for the years ended July 31, 2018 and 2017.

Balance as of July 31, 2016	$7,449,853
Foreign currency translation adjustment	(532,131)
Balance as of July 31, 2017	$6,917,722
Transfer of discontinued operation assets	(6,917,722)
Balance as of July 31, 2018	$–

[5]	Intangible assets acquired with SPT represent developed technology which had an estimated useful life of 4 years. Amortization expense for intangible assets amounted to $0 and $34,390 for year ended July 31, 2018 and 2017, respectively. As of July 31, 2017, the Company determined that the future projected cash flows over the remaining useful life of the intangible assets were negative. As a result, the Company recorded an impairment charge during the year ended July 31, 2017 of $83,712, representing the book value of the intangible assets at the time.

[6]	A summary of the Company’s outstanding notes payable is as follows:

	July 31, 2018	July 31, 2017
Unsecured note payable issued on June 15, 2016, due on December 15, 2016, bearing interest at 15% per annum (21.9% per annum after the maturity date) due monthly. This note was transferred as part of the discontinued operations.	$–	$910,000
Unsecured note payable issued on December 20, 2011, due on December 31, 2016, bearing interest at 15% per annum (18% per annum after the maturity date) due monthly. This note was transferred as part of the discontinued operations.	–	1,911,000
Unsecured note payable issued on December 18, 2015, due in 20 monthly installments from July 31, 2017 through February 28, 2019, bearing interest at 12% per annum due monthly. This note was transferred as part of the discontinued operations.	–	864,500
Unsecured note payable issued on February 5, 2016, due in 23 installments of JPY 3,000,000 beginning in February 2017 and a final installment of JPY 31,000,000 in January 2019, bearing interest at 12% per annum due monthly. This note was transferred as part of the discontinued operations.	–	746,200
Unsecured note payable issued on June 28, 2017, payable in full on June 30, 2018, bearing interest at 12% per annum due monthly. This note was transferred as part of the discontinued operations.	–	418,600
Unsecured note payable issued on July 20, 2011, due on July 20, 2018, bearing interest at 12% per annum due monthly. This note was transferred as part of the discontinued operations.	–	273,000
Unsecured notes payable, non-interest bearing, due on demand. This note was transferred as part of the discontinued operations.	–	41,336
Total notes payable	–	5,164,636
Less: current portion of notes payable	–	(4,427,536)
Long-term portion of notes payable	$–	$737,100

Substantially all of the above outstanding notes payable were personally guaranteed by the Company’s former Chief Executive Officer.

[7]	A summary of the Company’s outstanding notes payable to related parties is as follows:
	July 31, 2018	July 31, 2017
Unsecured note payable issued on March 26, 2012, due on demand, bearing interest at 1% per annum due monthly. The balance was due to a related party entity which is owned by one of the former directors of the Company. This debt was transferred with the discontinued operations.	$–	$910,000
Unsecured note payable issued on January 30, 2013, due on demand, bearing interest at 1% per annum due monthly. The balance was due to a related party entity which is owned by one of the former directors of the Company. This debt was transferred with the discontinued operations.	–	455,000
Unsecured note payable issued on June 14, 2016, non-interest bearing and due on October 31, 2017 discounted using an effective interest rate of 12%. The balance was due to a related party entity which is owned by one of the former directors of the Company. This debt was transferred with the discontinued operations.	–	273,000
Unsecured short-term borrowing on April 25, 2017, non-interest bearing and due on demand. The balance was due to a related party entity which is owned by one of the former directors of the Company. This debt was transferred with the discontinued operations.	–	345,800
Unsecured note payable issued on September 21, 2016, due on October 31, 2017 discounted using an effective interest rate of 12%. The balance was due to a related party entity which is owned by one of the former directors of the Company. This debt was transferred with the discontinued operations.	–	273,000
Unsecured note payable due to the Company's former Chairman and CEO, non-interest bearing and due on demand. This debt was transferred with the discontinued operations.	–	1,001,509
Total notes payable to related parties	–	3,258,309
Discount on notes payable to related parties	–	16,515
Notes payable to related parties, net	$–	$3,241,794

The Company imputed interest on the above notes payable received on June 14, 2016 and September 21, 2016 using the effective interest rate of 12%, which approximated the Company’s incremental borrowing rate. The total interest imputed amounted to $78,628, including $61,754 during the year ended July 31, 2017 and $0 during the year ended July 31, 2018. The imputed interest was recorded as a discount to the note payable and an increase to additional paid-in capital. The amounts are being amortized as interest expense through the maturity dates of the notes, which amounted to $16,515 and $57,128 during the year ended July 31, 2018 and 2017, respectively.

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive income (loss). The results of operations for these entities for the period ended June 27, 2018 and year ended July 31, 2017 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive income (loss) for the years ended July 31, 2018 and 2017, and consist of the following:

	Year Ended
	July 31, 2018	July 31, 2017
REVENUES OF DISCONTINUED OPERATIONS	$11,119,238	$12,724,319

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
Cost of sales	2,428,226	3,347,993
Depreciation and amortization expense	25,867	88,443
Impairment expense	–	83,712
Advertising expense	94,997	239,210
Rent Expense	363,976	710,565
Salaries and wages expense	2,938,904	4,298,044
Other general and administrative expenses	2,663,376	3,847,281
	8,515,346	12,615,248
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	2,603,892	109,071

OTHER (INCOME) EXPENSE OF DISCONTINUED OPERATIONS
Other (income) expense	(714)	9,822
(Gain) loss on foreign exchange	(18,040)	(27,306)
Interest income	(5,854)	(9,662)
Interest expense	715,132	927,351
	690,524	900,205

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	1,913,368	(791,134)
Provision for (benefit from) income taxes of discontinued operations [2]	774,666	(97,253)
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$1,138,702	$(693,881)

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the period ended June 27, 2018 and year ended July 31, 2017 have been reflected as discontinued operations in the consolidated statements of cash flows for the years ended July 31, 2018 and 2017, and consist of the following:

	Year Ended
	July 31, 2018	July 31, 2017
DISCONTINUED OPERATING ACTIVITIES
Net income (loss)	$1,138,702	$(693,881)
Depreciation and amortization	25,867	88,443
Amortization of debt discount	16,515	57,128
Impairment charge	–	83,712
Loss on disposal of property, plant and equipment	–	132,746
Loss on write-off of notes receivables	–	309,400
Provision for (benefit from) deferred taxes	73,810	(109,279)
Changes in operating assets and liabilities:
Accounts receivable	(517,058)	(379,934)
Accounts receivable - related party	18,200	(27,300)
Prepaid expenses and other current assets	16,002	(18,961)
Other assets	(11,475)	443,691
Accounts payable and accrued liabilities	(169,821)	357,601
Accounts payable and accrued liabilities to related party	39,511	(149,236)
Deferred revenue	(118,585)	(455,428)
Taxes payable	818,287	225,952
Net cash provided by (used in) operating activities of discontinued operations	$1,329,955	$(135,346)

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Purchase of property and equipment	$(4,259)	$(135,700)
Proceeds from collection of notes receivables	511,570	527,617
Payments for notes receivable lending	(330,046)	(618,927)
Net cash provided by (used in) investing activities of discontinued operations	$177,265	$(227,010)

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Proceeds from notes payable	$2,093,000	$955,500
Payments on note payable	(3,130,400)	(1,246,700)
Payments on convertible note payable	–	(1,001,000)
Payments on notes payable - related parties	–	(606,515)
Proceeds from notes payable - related parties	(164,594)	1,274,000
Net cash used in financing activities of discontinued operations	$(1,201,994)	$(624,715)

8. SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through January 16, 2019, the date which the consolidated financial statements were available to be issued and there are no material subsequent events.

