Form 10-Q
period 2018-10-31
Grand Perfecta, Inc.
filed 2019-02-14
CIK 1550053

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 000-55423

GRAND PERFECTA, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	46-5732930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

123 West Nye Lane, Suite 129

Carson City, NV 89706

(Address of Principal Executive Offices including Zip Code)

(801)560-6969
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

As of February 14, 2019, 4,977,332 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

GRAND PERFECTA, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Consolidated Balance Sheets at October 31, 2018 (Unaudited) and July 31, 2018

Consolidated Statements of Operations and Comprehensive Loss (Unaudited) — Three Months Ended October 31, 2018 and 2017

Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended October 31, 2018 and 2017

Notes to Consolidated Financial Statements (Unaudited)

GRAND PERFECTA, INC.

CONSOLIDATED BALANCE SHEETS

	October 31, 2018	July 31, 2018
	(Unaudited)

Assets
Current assets
Cash	$18,024	$52,716
Accounts receivable, net	6,634	8,632
Total current assets	24,658	61,348

Total assets	$24,658	$61,348

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$619,735	$627,666
Deferred revenues	5,203	8,462
Taxes payable	337	–
Total current liabilities	625,275	636,128
Total liabilities	625,275	636,128

Commitments and contingencies	–	–

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, zero shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 4,977,332 shares issued and outstanding	4,977	4,977
Additional paid-in capital	4,594,285	4,594,285
Accumulated deficit	(5,178,148)	(5,152,172)
Accumulated other comprehensive income	(21,731)	(21,870)
Total stockholders' equity (deficit)	(600,617)	(574,780)
Total liabilities and stockholders' equity (deficit)	$24,658	$61,348

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	October 31, 2018	October 31, 2017
Net sales	$30,662	$88,446
Total revenues	30,662	88,446

Operating expenses:
Cost of sales	26,396	88,446
General and administrative expenses	30,242	186,909
Total operating expenses	56,638	275,355

Net loss before provision for income taxes	(25,976)	(186,909)
Provision for (benefit from) income taxes	–	–
Net loss from continuing operations	(25,976)	(186,909)
Loss from operations of discontinued operations	–	(35,297)
Benefit from income taxes from discontinued operations	–	(77,772)
Net income from discontinued operations	–	42,475
Net loss	$(25,976)	$(144,434)

Net loss per share from continuing operations, basic and diluted	$(0.01)	$(0.01)
Net loss per share from discontinued operations, basic and diluted	$–	$0.00
Net loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	4,977,332	31,800,000

Other comprehensive income (loss)
Foreign currency translation adjustments	139	32,347
Comprehensive loss	(25,837)	(112,087)
Comprehensive loss attributable to non-controlling interest	–	(6,750)
Comprehensive loss attributable to GPI stockholders	$(25,837)	$(118,837)

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	October 31, 2018	October 31, 2017
Cash flows from operating activities

Net loss	$(25,976)	$(144,434)
Less: net income from discontinued operations	–	(42,475)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable	1,826	3,373
Prepaid expenses and other current assets	–	2,176
Accounts payable and accrued expenses	(10,424)	101,175
Operating cash flows from discontinued operations	–	127,215
Net cash provided by (used in) operating activities	(34,574)	47,030

Cash flows from investing activities
Investing activities of discontinued operations	–	(50,420)
Net cash used in investing activities	–	(50,420)

Cash flows from financing activities
Financing activities of discontinued operations	–	(54,000)
Net cash used in financing activities	–	(54,000)

Effect of exchange rate fluctuations on cash	(118)	(1,203)

Net change in cash	(34,692)	(58,593)
Cash, beginning of the period	52,716	102,954
Cash, end of the period	18,024	44,361
Less cash of discontinued operations, end of period	–	38,308
Cash of continuing operations, end of period	$18,024	$6,053

Supplemental disclosure of cash flow information:
Interest paid	$–	$195,007
Income taxes paid	$–	$–

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Organization

Grand Perfecta, Inc. (“Grand Perfecta”) was incorporated in the State of Nevada on March 25, 2002, as STI Holdings, Inc. (“STI”). On May 12, 2012, Grand Perfecta completed an Agreement and Plan of Reorganization whereby it acquired 100% of the issued and outstanding shares of Link Bit Consulting Co, Ltd. (“LBC”), a Japanese corporation, for 25,000,000 common shares in a transaction accounted for as a recapitalization of LBC. Effective March 29, 2013, STI amended its Articles of Incorporation to change its name to Grand Perfecta, Inc. On May 27, 2013, Grand Perfecta issued 272,668 shares in exchange for 100% of the issued and outstanding shares of Umajin Hong Kong Ltd. (“Umajin HK”), a Hong Kong corporation. In August 2015, Grand Perfecta formed Sports Perfecta, Inc. (“SPI”), as a California subsidiary to pursue development of a fantasy sports offering to horse racing fans. The operations of Grand Perfecta, LBC, Umajin HK, and SPI are collectively referred to as the “Company.”

On December 16, 2015, LBC acquired 100% of the outstanding shares of Basougu Shokuninkai Co., Ltd. (“Basougu”), a Japanese corporation. On January 7, 2016, SPI acquired 100% of the outstanding stock of Just Mobile Sdn. Bhd. (“Just Mobile”), a Malaysian company. On January 20, 2016, Just Mobile changed its name to Sports Perfecta Technologies Sdn Bhd (“SPT”). The operations of Just Mobile are referred to as SPT after the acquisition date of January 7, 2016.

In June 2018, Grand Perfecta completed a disposition of a substantial portion of its assets and operations through two transactions.

On June 26, 2018, the Company transferred 100% of the common stock of Sports Perfecta, Inc., a California corporation and subsidiary of the Company, and a receivable representing a sum owing to the Company by SPI in the amount of JPY 185,540,908 to Neo Sports Ltd., a Japanese company (“Neo Sports”), in exchange for (a) 23,600,000 shares of Company common stock, (b) 100,000 shares of Company Series A Convertible Preferred Stock, and (c) an outstanding contract option right to purchase 3,000,000 shares of the common stock of Company at a price of $1.00 per share (the “SPI Transaction”). After this transaction, Neo Sports did not own any securities of the Company. All common and preferred shares delivered to the Company as part of the SPI Transaction were immediately cancelled.

On June 27, 2018, the Company sold 100% of the capital stock of Link Bit Consulting Co, Ltd., a Japanese company and subsidiary of the Company, to IS Digital Ltd., a Cayman Islands company (“ISD”) for $420,000 in cash, and a sale to ISD of a receivable representing a sum owing to the Company by LBC in the amount of JPY 8,089,625 for $80,000 in cash (the “LBC Transaction”).

After the foregoing transactions, the Company continues to own as subsidiaries Umajin HK and WRN Co. Ltd. (“WRN”).

Nature of Business

The Company is engaged in the business of gathering, publishing and disseminating horse racing information and other content related to horse racing in Japan and the Japanese horse racing industry through its wholly owned subsidiaries WRN, a Japanese corporation. Umajin Hong Kong had been delivering information on horse racing to its users through its website, however, it terminated its services at the end of June 2017. Historically, through June 27, 2018, our operations were conducted in Japan through wholly-owned subsidiary, LBC Consulting Co, Ltd. LBC historically had six different websites that it owned and operated through its various subsidiaries, which comprised substantially all of the Company’s revenue.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of October 31, 2018, and for the three months ended October 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended October 31, 2018 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes for the years ended July 31, 2018 and 2017 included in the Company's Form 10-K filed on January 25, 2019.

The accompanying unaudited consolidated financial statements include the accounts of Grand Perfecta and its wholly-owned subsidiaries LBC, Umajin HK, WRN and SPI. The Company discontinued the operations of its wholly-owned subsidiaries LBC and SPI in June 2018. The accounts for these subsidiaries have been presented in the discontinued operations in the accompanying consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The Company has determined that three affiliated entities, Space Cultivation Mobile, Japan Horse Circle and Basougu Shokuninkai, which LBC conducts business with were variable interest entities and that the Company was the primary beneficiary of each entity. As a result, the Company has consolidated the accounts of these variable interest entities into the accompanying consolidated financial statements. As the Company does not have any ownership interest in these variable interest entities, the Company has allocated the contributed capital in these variable interest entities as a component of non-controlling interest. These three variable interest entities did business with LBC. Therefore, these three entities have also been presented in the discontinued operations in the accompanying consolidated financial statements. After the discontinued operations, the Company consists of Grand Perfecta and its two remaining wholly-owned subsidiaries, Umajin HK and WRN. There are no variable interest entities since the Company discontinued operations in June 2018.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications. The prior year amounts have also been modified in these financial statements to properly report amounts under current operations and discontinued operations (see note 6).

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

As of October 31, 2018, we had cash of $18,024 and a working capital deficit of $600,617 as compared to cash of $52,716 and a working capital deficit of 574,780 as of July 31, 2018.

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

Foreign Exchange

The Company’s primary operations are conducted in Japan and performed by its wholly owned subsidiaries WRN and until sold, LBC. The Company also conducted operations through SPI, and its Malaysian subsidiary SPT. A wholly owned subsidiary, Umajin HK, had been delivering information on horse racing to its users through its website similar to LBC, however it terminated its service at the end of June 2017. WRN and LBC’s functional currency is the Japanese Yen and Umajin HK’s functional currency is the Hong Kong Dollar. SPT’s functional currency is the Malaysian Ringgit.

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

The following rates were used to translate the accounts of Umajin HK and WRN into USD at the following balance sheet dates.

	Balance Sheet Dates
	October 31, 2018	July 31, 2018
Japanese Yen to USD	0.0088	0.0090
Hong Kong Dollars to USD	0.1275	0.1274

The following rates were used to translate the accounts of LBC, Umajin HK, SPT and WRN into USD for the following operating periods.

	For the Three Months Ended
	October 31, 2018	October 31, 2017
Japanese Yen to USD	0.0089	0.0090
Hong Kong Dollars to USD	0.1275	0.1280
Malaysian Ringgit to USD	N/A	0.2356

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of October 31, 2018 and July 31, 2018.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of October 31, 2018 and July 31, 2018.

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

The Company has determined that the book value of its outstanding financial instruments as of October 31, 2018 and July 31, 2018 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash and accounts receivable. The Company maintains its cash in banks located in Japan, Hong Kong and the United States in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers. The Company had no losses related to the write off of accounts receivable during the three months ended October 31, 2018 and 2017.

Revenue Recognition

Effective August 1, 2018 we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”). The adoption of ASC 606-10 had no impact on prior year or previously disclosed amounts. In accordance with ASC 606-10, revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract.

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

The majority of the Company’s revenue is generated by per-item sales. For certain users, payment is received at the time of purchase and for others it is received after purchase. In either case, our performance obligation is to provide the requested information to users. Therefore, we recognize revenue for per-item sales when the requested information is supplied to the user or for information packages that span a period of time, ratably over the subscription period. Revenues are presented net of refunds, credits and known and estimated credit card chargebacks. The Company reports revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority. Rights to information purchased by customers in advance of the information being provided are recorded as deferred.

As of October 31, 2018, the Company had $5,203 in deferred revenues. The Company will amortize these deferred revenues based on the monthly subscriptions and record revenue in line with the amortization of these advance payments.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs incurred amounted to $0 and $37,059 (all from discontinued operations) for the three months ended October 31, 2018 and 2017, respectively.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. As of October 31, 2017, the Company had total options of 3,000,000 which were excluded from the computation of net income per share because they are anti-dilutive. As of October 31, 2018, the Company did not have any convertible notes or the options of 3,000,000. As a result, the basic and diluted earnings per share were the same for each of the periods presented.

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

The Company had zero shares of Series A Preferred Stock issued and outstanding as of October 31, 2018 and July 31, 2018.

Common Stock

The Company had 4,977,332 shares of Common Stock issued and outstanding as of October 31, 2018 and July 31, 2018.

4. COMMITMENTS AND CONTINGENCIES

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

The Company incurred rent expense of $0 for the three months ended October 31, 2018 and $0 for continuing operations and $100,273 for discontinued operations for the three months ended October 31, 2017.

Litigation

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this annual report, there have been no material legal proceedings relating to the Company.

5. RELATED PARTY TRANSACTIONS

In June 2018, the Company entered into a consulting agreement with its new CEO and sole director. The agreement was for five months from June through October. The Company agreed to pay him $3,000 per month for his services in running the Company and making sure that the required audit and filings get completed. During the three months ending October 31, 2018 the Company had expensed $9,000 in consulting fees for this agreement.

The following related party transactions were all related to the Company’s previous management and the discontinued operations. These related party transactions all were eliminated with the discontinuation of LBC and SPI:

The Company and Umajin Co., Ltd.(“Umajin Japan”), a related party entity owned by a former director, modified the service agreement between them effective November 1, 2015, to set the monthly fee payable by the Company to Umajin Japan for providing horserace information at 16 million Yen per month (inclusive of consumption tax), and to set the monthly fee payable for providing a horseracing related email magazine and web page content at 7 million Yen per month (inclusive of consumption tax) for a total of 23 million Yen per month. The Company and Umajin Japan agreed to reduce the monthly fees from 23 million Yen to 11 million Yen subsequent to October 2016. Subsequent to February 2017, the Company and Umajin Japan agreed to reduce the fee to 8 million Yen per month through October 2017.

Total fees paid to Umajin Japan for the three months ended October 31, 2018 and 2017 amounted to $0 and $216,029, respectively. The fees paid to Umajin Japan are included in discontinued operations under cost of sales in the accompanying consolidated statements of operations.

During the three months ended October 31, 2018 and 2017, the Company received consulting services from Cheval Attache Co., Ltd. (“Cheval Attache”), a related party entity owned by a former director (inclusive of consumption tax) of $0 and $29,160, respectively, which are included in discontinued operations under cost of sales in the accompanying consolidated statements of operations.

G-Liberta, a subsidiary of Cheval Attache, performed certain advertising and research services for the Company. Total expenses related to G-Liberta during the three months ended October 31, 2018 and 2017 amounted to $0 and $948, respectively, and are reflected as part of discontinued operations under cost of sales in the accompanying consolidated financial statements.

6. DISCONTINUED OPERATIONS

During the year ended July 31, 2018, the Company decided to discontinue operations of most of its operating activities. These discontinued operations consisted of two transactions as follows:

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

In accordance with the provisions of ASC 205-20, the results of operations for these entities have been reflected as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss for the three months ended October 31, 2018 and 2017, and consist of the following:

	For the Three Months Ended
	October 31, 2018	October 31, 2017
REVENUES OF DISCONTINUED OPERATIONS	$–	$2,482,633

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
Cost of sales	–	556,598
Depreciation and amortization expense	–	6,894
Advertising expense	–	37,059
Rent expense	–	100,273
Salaries and wages expense	–	878,920
Other general and administrative expenses	–	705,446
	–	2,285,190
OPERATING INCOME OF DISCONTINUED OPERATIONS	–	197,443

OTHER (INCOME) EXPENSE OF DISCONTINUED OPERATIONS
Other (income) expense	–	(35)
(Gain) loss on foreign exchange	–	(6,906)
Interest income	–	(1,603)
Interest expense	–	241,284
	–	232,740

LOSS BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	–	(35,297)
Benefit from income taxes of discontinued operations	–	(77,772)
NET INCOME OF DISCONTINUED OPERATIONS	$–	$42,475

In accordance with the provisions of ASC 205-20, the cash flow activity from discontinued operations have been reflected as discontinued operations in the Consolidated Statements of Cash Flows for the three months ended October 31, 2018 and 2017, and consist of the following:

	For the Three Months Ended
	October 31, 2018	October 31, 2017
DISCONTINUED OPERATING ACTIVITIES
Net income		42,475
Adjustments to reconcile net income to net cash provided by operating activities of discontinued operations:
Depreciation and amortization	$–	$6,894
Amortization of debt discount	–	16,333
Changes in operating assets and liabilities:
Accounts receivable	–	148,741
Accounts receivable - related party	–	27,000
Prepaid expenses and other current assets	–	(9,758)
Other assets	–	(3,710)
Accounts payable and accrued expenses	–	(156,883)
Accounts payable to related party	–	19,277
Deferred revenue	–	13,160
Taxes payable	–	23,687
Net cash provided by operating activities of discontinued operations	$–	$127,215

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Purchase of property and equipment	$–	$(4,212)
Proceeds from collection of notes receivables	–	86,250
Payments for notes receivable lending	–	(132,458)
Net cash used in investing activities of discontinued operations	$–	$(50,420)

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Proceeds from notes payable	$–	$180,000
Payments on note payable	–	(324,000)
Payments on notes payable - related parties	–	(117,000)
Proceeds from notes payable - related parties	–	207,000
Net cash used in financing activities of discontinued operations	$–	$(54,000)

7. SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the consolidated financial statements were issued and there are no material subsequent events.

ITEM 2 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should know that there are many factors, both within and outside our control, that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

General

Grand Perfecta is engaged in the business of transmitting and providing horse racing information via various types of media, including a website owned and operated by the wholly owned subsidiary WRN. Prior to the SPI Transaction and the LBC Transaction, the Company was pursuing development of a fantasy sports offering for a number of different sports, including horse racing, through its wholly-owned subsidiary, SPI. A wholly owned subsidiary, Umajin HK, had been delivering information on horse racing to its users through its website similar to LBC, however it terminated its services at the end of June 2017.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of October 31, 2018, and for the three months ended October 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended October 31, 2018 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes for the years ended July 31, 2018 and 2017 included in the Company's Form 10-K filed on January 25, 2019.

The accompanying unaudited consolidated financial statements include the accounts of Grand Perfecta and its wholly-owned subsidiaries LBC, Umajin HK, WRN and SPI. The Company discontinued the operations of its wholly-owned subsidiaries LBC and SPI in June 2018. The accounts for these subsidiaries have been presented in the discontinued operations in the accompanying consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. The Company has determined that three affiliated entities, Space Cultivation Mobile, Japan Horse Circle and Basougu Shokuninkai, which LBC conducts business with were variable interest entities and that the Company was the primary beneficiary of each entity. As a result, the Company has consolidated the accounts of these variable interest entities into the accompanying consolidated financial statements. As the Company does not have any ownership interest in these variable interest entities, the Company has allocated the contributed capital in these variable interest entities as a component of non-controlling interest. These three variable interest entities did business with LBC. Therefore, these three entities have also been presented in the discontinued operations in the accompanying consolidated financial statements. After the discontinued operations, the Company consists of Grand Perfecta and its two remaining wholly-owned subsidiaries, Umajin HK and WRN. There are no variable interest entities since the Company discontinued operations in June 2018.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these consolidated financial statements to conform to current period classifications. The prior year amounts have also been modified in these financial statements to properly report amounts under current operations and discontinued operations (see note 6).

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

As of October 31, 2018, we had cash of $18,024 and a working capital deficit of $600,617 as compared to cash of $52,716 and a working capital deficit of 574,780 as of July 31, 2018.

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

Foreign Exchange

The Company’s primary operations are conducted in Japan and performed by its wholly owned subsidiaries WRN and until sold LBC. The Company also conducted operations through SPI, and its Malaysian subsidiary SPT. A wholly owned subsidiary, Umajin HK, had been delivering information on horse racing to its users through its website similar to LBC, however it terminated its service at the end of June 2017. WRN and LBC’s functional currency is the Japanese Yen and Umajin HK’s functional currency is the Hong Kong Dollar. SPT’s functional currency is the Malaysian Ringgit.

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

The following rates were used to translate the accounts of Umajin HK and WRN into USD at the following balance sheet dates.

	Balance Sheet Dates
	October 31, 2018	July 31, 2018
Japanese Yen to USD	0.0088	0.0090
Hong Kong Dollars to USD	0.1275	0.1274

The following rates were used to translate the accounts of LBC, Umajin HK, SPT and WRN into USD for the following operating periods.

	For the Three Months Ended
	October 31, 2018	October 31, 2017
Japanese Yen to USD	0.0089	0.0090
Hong Kong Dollars to USD	0.1275	0.1280
Malaysian Ringgit to USD	N/A	0.2356

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of October 31, 2018 and July 31, 2018.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of October 31, 2018 and July 31, 2018.

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

The Company has determined that the book value of its outstanding financial instruments as of October 31, 2018 and July 31, 2018 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash and accounts receivable. The Company maintains its cash in banks located in Japan, Hong Kong and the United States in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers. The Company had no losses related to the write off of accounts receivable during the three months ended October 31, 2018 and 2017.

Revenue Recognition

Effective August 1, 2018 we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 606-10, Revenue from Contracts with Customers (“ASC 606-10”). The adoption of ASC 606-10 had no impact on prior year or previously disclosed amounts. In accordance with ASC 606-10, revenue is measured based on a consideration specified in a contract with a customer and recognized when we satisfy the performance obligation specified in each contract.

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

The majority of the Company’s revenue is generated by per-item sales. For certain users, payment is received at the time of purchase and for others it is received after purchase. In either case, our performance obligation is to provide the requested information to users. Therefore, we recognize revenue for per-item sales when the requested information is supplied to the user or for information packages that span a period of time, ratably over the subscription period. Revenues are presented net of refunds, credits and known and estimated credit card chargebacks. The Company reports revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority. Rights to information purchased by customers in advance of the information being provided are recorded as deferred.

As of October 31, 2018, the Company had $5,203 in deferred revenues. The Company will amortize these deferred revenues based on the monthly subscriptions and record revenue in line with the amortization of these advance payments.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs incurred amounted to $0 and $37,059 (all from discontinued operations) for the three months ended October 31, 2018 and 2017, respectively.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. As of October 31, 2017, the Company had total options of 3,000,000 which were excluded from the computation of net income per share because they are anti-dilutive. As of October 31, 2018, the Company did not have any convertible notes or the options of 3,000,000. As a result, the basic and diluted earnings per share were the same for each of the periods presented.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Results of Operations for the Three Months Ended October 31, 2018 and 2017

The following are the results of our operations for the three months ended October 31, 2018 as compared to the three months ended October 31, 2017:

	For the Three Months Ended
	October 31, 2018	October 31, 2017	$ Change
Net sales	$30,662	$88,446	$(57,784)
Total revenue	30,662	88,446	(57,784)

Operating Expenses
Cost of sales	26,396	88,446	(62,050)
Other general and administrative expenses	30,242	186,909	(156,667)
Total operating expenses	56,638	275,355	(218,717)

Loss from operations	(25,976)	(186,909)	160,933

Net loss before provision for income taxes	(25,976)	(186,909)	160,933
Provision for (benefit from) income taxes	–	–	–
Net loss from continuing operations	(25,976)	(186,909)	160,933
Loss from operations of discontinued operations	–	(35,297)	35,297
Benefit from income taxes of discontinued operations	–	(77,772)	77,772
Net loss	$(25,976)	$(144,434)	$118,458

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales decreased during the three months ended October 31, 2018 as compared to the same period in 2017 due primarily to the content and platforms in certain of our service lines requiring new materials or methods to fulfill our customers’ needs. On June 28, 2018, the Company discontinued operating most of its operations (see note 6). The Company now is focusing efforts to locate and acquire new operations. The remaining operations are from its wholly owned subsidiary, WRN, which will continue providing sales to the Company for the foreseeable future.

Operating Expenses

Total operating expenses for the three months ended October 31, 2018 were $56,638, which represented a decrease of $218,717 as compared to the same period in 2017. Our operating expenses decreased due primarily to lower cost of sales from a reduction in sales volume. Our general and administrative expenses were also lower primarily due to the decrease of operations and disposal of the majority of its subsidiaries (see note 6).

Going Concern and Capital Resources

As of October 31, 2018, we had cash of $18,024 and a working capital deficit of $600,617 compared to cash of $52,716 and a working capital deficit of 574,780 as of July 31, 2018.

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

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended October 31, 2018 and 2017.

	For the Three Months Ended
	October 31, 2018	October 31, 2017
Cash flows used in operating activities	$(34,574)	$47,030
Cash flows used in investing activities	$–	$(50,420)
Cash flows provided by financing activities	$–	$(54,000)

Net cash flows used in operating activities for the three months ended October 31, 2018 amounted to $34,574, compared to cash flows provided by operating activities of $47,030 for the three months ended October 31, 2017. Our cash used in operations was greater during the three months ended October 31, 2018 due to a decrease in accounts payable and accrued expenses of $10,424 compared to $127,215 in cash provided by the discontinued operations during the three months ended October 31, 2017.

Net cash used in investing activities during the three months ended October 31 2018 was $0, compared to net cash used in investing activities of $(50,420) for the three months ended October 31, 2017. There were no investing activities during the three months ended October 31, 2018. During the three months ended October 31, 2017, we had proceeds of $86,250 from the collection of notes receivables, offset payments of $132,458 for note receivable lending and $4,212 of property and equipment purchases.

Net cash used in financing activities for the three months ended October 31, 2018 amounted to $0, compared to net cash used of $(54,000) for the three months ended October 31, 2017. There were no financing activities during the three month ended October 31, 2018. During the three months ended October 31, 2017, the cash used in financing activities was the result of payments of outstanding notes payable of $324,000 and payments on outstanding related party notes payable of $117,000 offset by proceeds of $180,000 from additional note payable borrowing and borrowings of $207,000 from related parties.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company's management, under the supervision of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at October 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2018.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending legal proceedings against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

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

GRAND PERFECTA, INC.

February 14, 2019	By:	/s/ Steve Ketter
Steve Ketter
Chief Executive Officer, (Principal Executive Officer)

February 14, 2019	By:	/s/ Steve Ketter
Steve Ketter
Chief Financial Officer (Principal Financial Officer)

