Form 10-Q
period 2019-01-31
Grand Perfecta, Inc.
filed 2019-03-19
CIK 1550053

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

As of March 19, 2019, 4,977,332 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

GRAND PERFECTA, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Consolidated Balance Sheets at January 31, 2019 (Unaudited) and July 31, 2018

Consolidated Statements of Operations and Comprehensive Loss (Unaudited) — Three and Six Months Ended January 31, 2019 and 2018

Consolidated Statements of Cash Flows (Unaudited) — Six Months Ended January 31, 2019 and 2018

Notes to Consolidated Financial Statements (Unaudited)

GRAND PERFECTA, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2019	July 31, 2018
	(Unaudited)
Assets
Current assets
Cash	$5,929	$52,716
Accounts receivable, net	6,856	8,632
Prepaid expenses and other current assets	5,256	–
Total current assets	18,041	61,348
Total assets	$18,041	$61,348

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$618,529	$627,666
Deferred revenues	5,447	8,462
Taxes payable	5,759	–
Total current liabilities	629,735	636,128
Total liabilities	629,735	636,128

Commitments and contingencies	–	–

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, zero shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 4,977,332 shares issued and outstanding	4,977	4,977
Additional paid-in capital	4,594,285	4,594,285
Accumulated deficit	(5,188,681)	(5,152,172)
Accumulated other comprehensive income	(22,275)	(21,870)
Total GPI stockholders' equity (deficit)	(611,694)	(574,780)
Total liabilities and stockholders' equity (deficit)	$18,041	$61,348

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018
Net sales	$37,180	$86,575	$67,842	$175,021
Total revenues	37,180	86,575	67,842	175,021

Operating expenses:
Cost of sales	35,298	86,575	61,694	175,021
General and administrative expenses	11,786	53,321	42,028	240,230
Total operating expenses	47,084	139,896	103,722	415,251

Loss from operations	(9,904)	(53,321)	(35,880)	(240,230)

Other income (expenses):
Interest income	1	–	1	–
Total other income (expense)	1	–	1	–

Net loss before provision for income taxes	(9,903)	(53,321)	(35,879)	(240,230)
Provision for income taxes	630	–	630	–
Net loss from continuing operations	(10,533)	(53,321)	(36,509)	(240,230)

Income from operations of discontinued operations	–	727,250	–	691,953
Provision for income taxes of discontinued operations	–	235,875	–	158,103
Net income of discontinued operations	–	491,375	–	533,850

Net income (loss)	$(10,533)	$438,054	$(36,509)	$293,620

Net income (loss) per share from continuing operations, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Net income (loss) per share from discontinued operations, basic and diluted	$(0.00)	$0.02	$(0.00)	$0.02
Net income (loss) per share, basic and diluted	$(0.00)	$0.01	$(0.01)	$0.01

Weighted average number of common shares outstanding, basic and diluted	4,977,332	31,800,000	4,977,332	31,800,000

Other comprehensive loss
Foreign currency translation adjustments	(544)	(39,732)	(405)	(7,385)
Comprehensive income (loss)	(11,077)	398,322	(36,914)	286,235
Comprehensive income (loss) attributable to non-controlling interest	–	9,000	–	2,250
Comprehensive income (loss) attributable to GPI stockholders	$(11,077)	$407,322	$(36,914)	$288,485

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	January 31, 2019	January 31, 2018

Cash flows from operating activities
Net income (loss)	$(36,509)	$293,620
Less: net income from discontinued operations	–	(533,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable	1,925	7,037
Prepaid expenses and other current assets	(5,141)	2,176
Accounts payable and accrued expenses	(9,453)	43,206
Deferred revenue	(3,133)	–
Taxes payable	5,633	–
Operating cash flows from discontinued operations	–	791,574
Net cash (used in) provided by operating activities	(46,678)	603,763

Cash flows from investing activities
Investing activities of discontinued operations	–	(57,244)
Net cash used in investing activities	–	(57,244)

Cash flows from financing activities
Financing activities of discontinued operations	–	(518,400)
Net cash used in financing activities	–	(518,400)

Effect of exchange rate fluctuations on cash	(109)	3,248

Net change in cash	(46,787)	31,367
Cash, beginning of the period	52,716	102,954
Cash, end of the period	5,929	134,321
Less: cash of discontinued operations, end of period	–	131,611
Cash of continuing operations, end of period	$5,929	$2,710

Supplemental disclosure of cash flow information:
Interest paid	$–	$379,583
Income taxes paid	$–	$–

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of January 31, 2019, and for the three and six months ended January 31, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended January 31, 2019 are not necessarily indicative of the results that may be expected for the entire year.

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

As of January 31, 2019, we had cash of $5,929 and a working capital deficit of $611,694 as compared to cash of $52,716 and a working capital deficit of 574,780 as of July 31, 2018.

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

The following rates were used to translate the accounts of Umajin HK and WRN into USD at the following balance sheet dates.

	Balance Sheet Dates
	January 31, 2019	July 31, 2018
Japanese Yen to USD	0.0092	0.0090
Hong Kong Dollars to USD	0.1275	0.1274

The following rates were used to translate the accounts of LBC, Umajin HK, SPT and WRN into USD for the following operating periods.

	For the Six Months Ended
	January 31, 2019	January 31, 2018
Japanese Yen to USD	0.0090	0.0090
Hong Kong Dollars to USD	0.1276	0.1280
Malaysian Ringgit to USD	N/A	0.2407

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of January 31, 2019 and July 31, 2018.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of January 31, 2019 and July 31, 2018.

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

The Company has determined that the book value of its outstanding financial instruments as of January 31, 2019 and July 31, 2018 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash and accounts receivable. The Company maintains its cash in banks located in Japan, Hong Kong and the United States in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers. The Company had no losses related to the write off of accounts receivable during the six months ended January 31, 2019 and 2018.

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

As of January 31, 2019, the Company had $5,447 in deferred revenues. The Company will amortize these deferred revenues based on the monthly subscriptions and record revenue in line with the amortization of these advance payments.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs incurred amounted to $0 and $70,384 (all from discontinued operations) for the six months ended January 31, 2019 and 2018, respectively.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. As of January 31, 2018, the Company had total options of 3,000,000 which were excluded from the computation of net income per share because they are anti-dilutive. As of January 31, 2019, the Company did not have any convertible notes or the options of 3,000,000. As a result, the basic and diluted earnings per share were the same for each of the periods presented.

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

The Company had zero shares of Series A Preferred Stock issued and outstanding as of January 31, 2019 and July 31, 2018.

Common Stock

The Company had 4,977,332 shares of Common Stock issued and outstanding as of January 31, 2019 and July 31, 2018.

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

The Company incurred rent expense of $0 for the six months ended January 31, 2019 and $0 for continuing operations and $207,695 for discontinued operations for the six months ended January 31, 2018.

Litigation

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this annual report, there have been no material legal proceedings relating to the Company.

5. RELATED PARTY TRANSACTIONS

In June 2018, the Company entered into a consulting agreement with its new CEO and sole director. The agreement was for five months from June through October. The Company agreed to pay him $3,000 per month for his services in running the Company and making sure that the required audit and filings get completed. This agreement was extended for three additional months through January 2019. During the three and six months ending January 31, 2019 the Company had expensed $9,000 and $18,000 in consulting fees for this agreement, respectively.

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

Total fees paid to Umajin Japan for the three months ended January 31, 2019 and 2018 amounted to $0 and $217,505, respectively. Total fees paid to Umajin Japan for the six months ended January 31, 2019 and 2018 amounted to $0 and $433,534, respectively. The fees paid to Umajin Japan are included in discontinued operations under cost of sales in the accompanying consolidated statements of operations.

During the three months ended January 31, 2019 and 2018, the Company received consulting services from Cheval Attache Co., Ltd. (“Cheval Attache”) of $0 and $29,160, respectively. During the six months ended January 31, 2019 and 2018, the Company received consulting services from Cheval Attache Co., Ltd. (“Cheval Attache”), a related party entity owned by a former director (inclusive of consumption tax) of $0 and $58,320, respectively, which are included in discontinued operations under cost of sales in the accompanying consolidated statements of operations.

G-Liberta, a subsidiary of Cheval Attache, performed certain advertising and research services for the Company. Total expenses related to G-Liberta during the three months ended January 31, 2019 and 2018 amounted to $0 and $364, respectively. Total expenses related to G-Liberta during the six months ended January 31, 2019 and 2018 amounted to $0 and $1,312, respectively, and are reflected as part of discontinued operations under cost of sales in the accompanying consolidated financial statements.

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

In accordance with the provisions of ASC 205-20, the results of operations for these entities have been reflected as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss for the six months ended January 31, 2019 and 2018, and consist of the following:

	For the Six Months Ended
	January 31, 2019	January 31, 2018
REVENUES OF DISCONTINUED OPERATIONS	$–	$5,773,195

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
Cost of sales	–	1,199,810
Depreciation and amortization expense	–	13,999
Advertising expense	–	70,384
Rent Expense	–	207,695
Salaries and wages expense	–	1,691,404
Other general and administrative expenses	–	1,455,220
	–	4,638,512
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	–	1,134,683

OTHER (INCOME) EXPENSE OF DISCONTINUED OPERATIONS
Other (income) expense	–	(73)
(Gain) loss on foreign exchange	–	(10,414)
Interest income	–	(3,253)
Interest expense	–	456,470
	–	442,730

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	–	691,953
Provision for income taxes of discontinued operations	–	158,103
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$–	$533,850

In accordance with the provisions of ASC 205-20, the cash flow activity from discontinued operations have been reflected as discontinued operations in the Consolidated Statements of Cash Flows for the six months ended January 31, 2019 and 2018, and consist of the following:

	For the Six Months Ended
	January 31, 2019	January 31, 2018
DISCONTINUED OPERATING ACTIVITIES
Net income	$–	$533,850
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	–	13,999
Amortization of debt discount	–	16,333
Changes in operating assets and liabilities:
Accounts receivable	–	(215,825)
Accounts receivable - related party	–	27,000
Prepaid expenses and other current assets	–	(7,035)
Other assets	–	(5,886)
Accounts payable and accrued expenses	–	35,005
Accounts payable to related party	–	16,427
Deferred revenue	–	(38,409)
Taxes payable	–	416,115
Net cash provided by operating activities of discontinued operations	$–	$791,574

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Purchase of property and equipment	$–	$(4,212)
Proceeds from collection of notes receivables	–	79,426
Payments for notes receivable lending	–	(132,458)
Net cash provided by (used in) investing activities of discontinued operations	$–	$(57,244)

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Proceeds from notes payable	$–	$180,000
Payments on note payable	–	(702,000)
Payments on notes payable - related parties	–	(86,400)
Proceeds from notes payable - related parties	–	90,000
Net cash used in financing activities of discontinued operations	$–	$(518,400)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of January 31, 2019, and for the three and six months ended January 31, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended January 31, 2019 are not necessarily indicative of the results that may be expected for the entire year.

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

As of January 31, 2019, we had cash of $5,929 and a working capital deficit of $611,694 as compared to cash of $52,716 and a working capital deficit of 574,780 as of July 31, 2018.

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

The following rates were used to translate the accounts of Umajin HK and WRN into USD at the following balance sheet dates.

	Balance Sheet Dates
	January 31, 2019	July 31, 2018
Japanese Yen to USD	0.0092	0.0090
Hong Kong Dollars to USD	0.1275	0.1274

The following rates were used to translate the accounts of LBC, Umajin HK, SPT and WRN into USD for the following operating periods.

	For the Six Months Ended
	January 31, 2019	January 31, 2018
Japanese Yen to USD	0.0090	0.0090
Hong Kong Dollars to USD	0.1276	0.1280
Malaysian Ringgit to USD	N/A	0.2407

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of January 31, 2019 and July 31, 2018.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of January 31, 2019 and July 31, 2018.

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

The Company has determined that the book value of its outstanding financial instruments as of January 31, 2019 and July 31, 2018 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash and accounts receivable. The Company maintains its cash in banks located in Japan, Hong Kong and the United States in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers. The Company had no losses related to the write off of accounts receivable during the six months ended January 31, 2019 and 2018.

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

As of January 31, 2019, the Company had $5,447 in deferred revenues. The Company will amortize these deferred revenues based on the monthly subscriptions and record revenue in line with the amortization of these advance payments.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs incurred amounted to $0 and $70,384 (all from discontinued operations) for the six months ended January 31, 2019 and 2018, respectively.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. As of January 31, 2018, the Company had total options of 3,000,000 which were excluded from the computation of net income per share because they are anti-dilutive. As of January 31, 2019, the Company did not have any convertible notes or the options of 3,000,000. As a result, the basic and diluted earnings per share were the same for each of the periods presented.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Results of Operations for the Six Months Ended January 31, 2019 and 2018

The following are the results of our operations for the six months ended January 31, 2019 as compared to the six months ended January 31, 2018:

	For the Six Months Ended
	January 31, 2019	January 31, 2018	$ Change
Net sales	$67,842	$175,021	$(107,179)
Total revenue	67,842	175,021	(107,179)

Operating Expenses
Cost of sales	61,694	175,021	(113,327)
Other general and administrative expenses	42,028	240,230	(198,202)
Total operating expenses	103,722	415,251	(311,529)

Loss from operations	(35,880)	(240,230)	204,350

Other income (expense)
Interest income	1	–	1
Total other income (expense)	1	–	1

Net loss before provision for income taxes	(35,879)	(240,230)	204,351
Provision for (benefit from) income taxes	630	–	630
Net loss from continuing operations	(36,509)	(240,230)	203,721
Income from discontinued operations	–	691,953	(691,953)
Provision for income taxes for discontinued operations	–	158,103	(158,103)
Net income (loss) attributable to GPI stockholders	$(36,509)	$293,620	$(330,129)

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales decreased during the six months ended January 31, 2019 as compared to the same period in 2018 due primarily to the content and platforms in certain of our service lines requiring new materials or methods to fulfill our customers’ needs. On June 28, 2018, the Company discontinued operating most of its operations (see note 6). The Company now is focusing efforts to locate and acquire new operations. The remaining operations are from its wholly owned subsidiary, WRN, which will continue providing sales to the Company for the foreseeable future.

Operating Expenses

Total operating expenses for the six months ended January 31, 2019 were $103,722, which represented a decrease of $311,529 as compared to the same period in 2018. Our operating expenses decreased due primarily to lower cost of sales from a reduction in sales volume. Our general and administrative expenses were also lower primarily due to the decrease of operations and disposal of the majority of its subsidiaries (see note 6).

Results of Operations for the Three Months Ended January 31, 2019 and 2018

The following are the results of our operations for the three months ended January 31, 2019 as compared to the three months ended January 31, 2018:

	For the Three Months Ended
	January 31, 2019	January 31, 2018	$ Change
Net sales	$37,180	$86,575	$(49,395)
Total revenue	37,180	86,575	(49,395)

Operating Expenses
Cost of sales	35,298	86,575	(51,277)
Other general and administrative expenses	11,786	53,321	(41,535)
Total operating expenses	47,084	139,896	(92,812)

Loss from operations	(9,904)	(53,321)	43,417

Other income (expense)
Interest income	1	–	1
Total other income (expense)	1	–	1

Net loss before provision for income taxes	(9,903)	(53,321)	43,418
Provision for (benefit from) income taxes	630	–	630
Net loss from continuing operations	(10,533)	(53,321)	42,788
Income from discontinued operations	–	727,250	(727,250)
Provision for income taxes for discontinued operations	–	(235,875)	235,875
Net income (loss) attributable to GPI stockholders	$(10,533)	$438,054	$(448,587)

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales decreased during the three months ended January 31, 2019 as compared to the same period in 2018 due primarily to the content and platforms in certain of our service lines requiring new materials or methods to fulfill our customers’ needs. On June 28, 2018, the Company discontinued operating most of its operations (see note 6). The Company now is focusing efforts to locate and acquire new operations. The remaining operations are from its wholly owned subsidiary, WRN, which will continue providing sales to the Company for the foreseeable future.

Operating Expenses

Total operating expenses for the three months ended January 31, 2019 were $47,084, which represented a decrease of $92,812 as compared to the same period in 2018. Our operating expenses decreased due primarily to lower cost of sales from a reduction in sales volume. Our general and administrative expenses were also lower primarily due to the decrease of operations and disposal of the majority of its subsidiaries (see note 6).

Going Concern and Capital Resources

As of January 31, 2019, we had cash of $5,929 and a working capital deficit of $611,694 compared to cash of $52,716 and a working capital deficit of 574,780 as of July 31, 2018.

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

The following is a summary of our cash flows from operating, investing and financing activities for the six months ended January 31, 2019 and 2018.

	For the Six Months Ended
	January 31, 2019	January 31, 2018
Cash flows provided by (used in) operating activities	$(46,678)	$603,763
Cash flows used in investing activities	$–	$(57,244)
Cash flows used in financing activities	$–	$(518,400)

Net cash flows used in operating activities for the six months ended January 31, 2019 amounted to $46,678, compared to cash flows provided by operating activities of $603,763 for the six months ended January 31, 2018. Our cash used in operations decreased during the six months ended October 31, 2018 due to a decrease in accounts payable and accrued expenses compared to $791,574 in cash provided by the discontinued operations during the six months ended January 31, 2018.

Net cash used in investing activities during the six months ended January 31, 2019 was $0, compared to net cash used in investing activities of $57,244 for the six months ended January 31, 2018. There were no investing activities during the six months ended January 31, 2019. During the six months ended January 31, 2018, we had proceeds of $79,426 from the collection of notes receivables, offset payments of $132,458 for note receivable lending and $4,212 of property and equipment purchases.

Net cash used in financing activities for the six months ended January 31, 2019 amounted to $0, compared to net cash used of $518,400 for the six months ended January 31, 2018. There were no financing activities during the six months ended January 31, 2019. During the six months ended January 31, 2018, the cash used in financing activities was the result of payments of outstanding notes payable of $702,000 and payments on outstanding related party notes payable of $86,400 offset by proceeds of $180,000 from additional note payable borrowing and borrowings of $90,000 from related parties.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company's management, under the supervision of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at January 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended January 31, 2019.

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

GRAND PERFECTA, INC.

March 19, 2019	By:	/s/ Steve Ketter
Steve Ketter
Chief Executive Officer, (Principal Executive Officer)

March 19, 2019	By:	/s/ Steve Ketter
Steve Ketter
Chief Financial Officer (Principal Financial Officer)

