Form 10-Q
period 2019-04-30
Grand Perfecta, Inc.
filed 2019-06-13
CIK 1550053

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2019

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

NA
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

As of June 13, 2019, 7,977,332 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

GRAND PERFECTA, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Consolidated Balance Sheets at April 30, 2019 (Unaudited) and July 31, 2018

Consolidated Statements of Operations and Comprehensive Loss (Unaudited) — Three and Nine Months Ended April 30, 2019 and 2018

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited) —Nine Months Ended April 30, 2019 and 2018

Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended April 30, 2019 and 2018

Notes to Consolidated Financial Statements (Unaudited)

GRAND PERFECTA, INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2019	July 31, 2018
	(Unaudited)
Assets
Current assets
Cash	$2,452	$52,716
Accounts receivable, net	6,444	8,632
Prepaid expenses and other current assets	7,027	–
Total current assets	15,923	61,348
Total assets	$15,923	$61,348

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$29,114	$627,666
Advance payable - related party	10,900	–
Deferred revenues	4,983	8,462
Taxes payable	7,640	–
Total current liabilities	52,637	636,128
Total liabilities	52,637	636,128

Commitments and contingencies	–	–

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, zero shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 4,977,332 shares issued and outstanding	4,977	4,977
Additional paid-in capital	4,594,285	4,594,285
Accumulated deficit	(4,613,949)	(5,152,172)
Accumulated other comprehensive income	(22,027)	(21,870)
Total stockholders' equity (deficit)	(36,714)	(574,780)
Total liabilities and stockholders' equity (deficit)	$15,923	$61,348

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018
Net sales	$24,202	$74,429	$92,044	$249,450
Total revenues	24,202	74,429	92,044	249,450

Operating expenses:
Cost of sales	22,687	74,429	84,381	249,450
General and administrative expenses	26,783	42,160	68,811	282,390
Total operating expenses	49,470	116,589	153,192	531,840

Loss from operations	(25,268)	(42,160)	(61,148)	(282,390)

Other income (expenses):
Other income	600,000	1,433	600,000	1,433
Interest income	–	–	1	–
Total other income (expense)	600,000	1,433	600,001	1,433

Net income (loss) before provision for income taxes	574,732	(40,727)	538,853	(280,957)
Provision for income taxes	–	–	630	–
Net income (loss) from continuing operations	574,732	(40,727)	538,223	(280,957)
Income from operations of discontinued operations	–	738,030	–	1,429,983
Provision for income taxes of discontinued operations	–	244,056	–	402,159
Net income of discontinued operations	–	493,974	–	1,027,824
Net income	$574,732	$453,247	$538,223	$746,867

Net income (loss) per share from continuing operations, basic and diluted	$0.12	$(0.00)	$0.11	$(0.01)
Net income (loss) per share from discontinued operations, basic and diluted	$–	$0.02	$–	$0.03
Net income (loss) per share, basic and diluted	$0.12	$0.01	$0.11	$0.02
Weighted average number of common shares outstanding, basic and diluted	4,977,332	31,800,000	4,977,332	31,800,000

Other comprehensive loss
Foreign currency translation adjustments	248	(2,171)	(157)	(9,556)
Comprehensive income (loss)	574,980	451,076	538,066	737,311
Comprehensive loss attributable to non-controlling interest	–	–	–	2,250
Comprehensive income (loss) attributable to GPI stockholders	$574,980	$451,076	$538,066	$739,561

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance, July 31, 2018	–	$–	4,977,332	$4,977	$4,594,285	$(5,152,172)	$(21,870)	$–	$(574,780)
Foreign currency translation adjustment	–	–	–	–	–	–	139	–	139
Net income	–	–	–	–	–	(25,976)	–	–	(25,976)
Balance, October 31, 2018	–	–	4,977,332	4,977	4,594,285	(5,178,148)	(21,731)	–	(600,617)
Foreign currency translation adjustment	–	–	–	–	–	–	(544)	–	(544)
Net income	–	–	–	–	–	(10,533)	–	–	(10,533)
Balance, January 31, 2019	–	–	4,977,332	4,977	4,594,285	(5,188,681)	(22,275)	–	(611,694)
Foreign currency translation adjustment	–	–	–	–	–	–	248	–	248
Net income	–	–	–	–	–	574,732	–	–	574,732
Balance, April 30, 2019	–	$–	4,977,332	$4,977	$4,594,285	$(4,613,949)	$(22,027)	$–	$(36,714)

Balance, July 31, 2017	100,000	$100	31,800,000	$31,800	$5,752,362	$(7,705,687)	$325,864	$204,750	$(1,390,811)
Foreign currency translation adjustment	–	–	–	–	–	–	32,347	(6,750)	25,597
Net income	–	–	–	–	–	(144,434)	–	–	(144,434)
Balance, October 31, 2017	100,000	100	31,800,000	31,800	5,752,362	(7,850,121)	358,211	198,000	(1,509,648)
Foreign currency translation adjustment	–	–	–	–	–	–	(39,732)	9,000	(30,732)
Net income	–	–	–	–	–	438,054	–	–	438,054
Balance, January 31, 2018	100,000	100	31,800,000	31,800	5,752,362	(7,412,067)	318,479	207,000	(1,102,326)
Foreign currency translation adjustment	–	–	–	–	–	–	(2,171)	–	(2,171)
Net income	–	–	–	–	–	453,247	–	–	453,247
Balance, April 30, 2018	100,000	$100	31,800,000	$31,800	$5,752,362	$(6,958,820)	$316,308	$207,000	$(651,250)

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	April 30, 2019	April 30, 2018
Cash flows from operating activities
Net income (loss)	$538,223	$746,867
Less: net income from discontinued operations	–	(1,027,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Abatement of IRS penalty	(600,000)	–
Changes in operating assets and liabilities:
Accounts receivable	2,187	(7,311)
Prepaid expenses and other current assets	(7,027)	2,174
Accounts payable and accrued expenses	1,444	(10,921)
Deferred revenue	(3,479)	–
Taxes payable	7,640	–
Operating cash flows from discontinued operations	–	1,033,674

Net cash used in operating activities	(61,012)	736,659

Cash flows from investing activities
Investing activities of discontinued operations	–	156,832
Net cash used in investing activities	–	156,832

Cash flows from financing activities
Proceeds from related party advances	10,900	–
Financing activities of discontinued operations	–	(886,340)
Net cash provided by financing activities	10,900	(886,340)
Effect of exchange rate fluctuations on cash	(152)	2,591

Net change in cash	(50,264)	9,742
Cash, beginning of the period	52,716	102,954
Cash, end of the period	2,452	112,696
Less: cash of discontinued operations, end of period	–	109,700
Cash of continuing operations, end of period	$2,452	$2,996

Supplemental disclosure of cash flow information:
Interest paid	$–	$546,896
Income taxes paid	$–	$–

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of April 30, 2019, and for the three and nine months ended April 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended April 30, 2019 are not necessarily indicative of the results that may be expected for the entire year.

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

Going Concern

Based on operating losses and negative cash from operations and the discontinuation of most of the Company’s operations, substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plan in this regard is to find new operations into which to enter and focus on building profitable operations. To finance operations while it finds new operations, the Company will continue financing activity such as taking loans and issuing new shares of the Company’s common stock.

As of April 30, 2019, we had cash of $2,452 and a working capital deficit of $36,714 as compared to cash of $52,716 and a working capital deficit of $574,780 as of July 31, 2018.

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

The following rates were used to translate the accounts of Umajin HK and WRN into USD at the following balance sheet dates.

	Balance Sheet Dates
	April 30, 2019	July 31, 2018
Japanese Yen to USD	0.0090	0.0090
Hong Kong Dollars to USD	0.1275	0.1274

The following rates were used to translate the accounts of LBC, Umajin HK, SPT and WRN into USD for the following operating periods.

	For the Nine Months Ended
	April 30, 2019	April 30, 2018
Japanese Yen to USD	0.0090	0.0091
Hong Kong Dollars to USD	0.1276	0.1279
Malaysian Ringgit to USD	N/A	0.2458

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of April 30, 2019 and July 31, 2018.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of April 30, 2019 and July 31, 2018.

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

The Company has determined that the book value of its outstanding financial instruments as of April 30, 2019 and July 31, 2018 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash and accounts receivable. The Company maintains its cash in banks located in Japan, Hong Kong and the United States in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers. The Company had no losses related to the write off of accounts receivable during the nine months ended April 30, 2019 and 2018.

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

As of April 30, 2019, the Company had $4,983 in deferred revenues. The Company will amortize these deferred revenues based on the monthly subscriptions and record revenue in line with the amortization of these advance payments.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs incurred amounted to $0 and $104,969 (all from discontinued operations) for the nine months ended April 30, 2019 and 2018, respectively.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. As of April 30, 2018, the Company had total options of 3,000,000 which were excluded from the computation of net income per share because they are anti-dilutive. As of April 30, 2019, the Company did not have any convertible notes or the options of 3,000,000. As a result, the basic and diluted earnings per share were the same for each of the periods presented.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

3.	ADVANCE PAYABLE – RELATED PARTY

During the nine months ended April 30, 2019, the Company received $10,900 in funds advance by a related party. This advance is due on demand, unsecured and non-interest bearing.

4.	STOCKHOLDERS’ EQUITY

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

The Company had zero shares of Series A Preferred Stock issued and outstanding as of April 30, 2019 and July 31, 2018.

Common Stock

The Company had 4,977,332 shares of Common Stock issued and outstanding as of April 30, 2019 and July 31, 2018.

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

The Company incurred rent expense of $0 for the nine months ended April 30, 2019 and $0 for continuing operations and $316,624 for discontinued operations for the nine months ended April 30, 2018.

Litigation

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this annual report, there have been no material legal proceedings relating to the Company.

6.	RELATED PARTY TRANSACTIONS

In June 2018, the Company entered into a consulting agreement with its new CEO and sole director. The agreement was for five months from June through October. The Company agreed to pay him $3,000 per month for his services in running the Company and making sure that the required audit and filings get completed. This agreement was extended for six additional months through April 2019. During the three and nine months ending April 30, 2019 the Company had expensed $9,000 and $27,000 in consulting fees for this agreement, respectively.

During the nine months ended April 30, 2019, the Company received $10,900 in funds advance by a related party. This advance is due on demand, unsecured and non-interest bearing.

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

Total fees paid to Umajin Japan for the three months ended April 30, 2019 and 2018 amounted to $0 and $223,217, respectively. Total fees paid to Umajin Japan for the nine months ended April 30, 2019 and 2018 amounted to $0 and $656,751, respectively. The fees paid to Umajin Japan are included in discontinued operations under cost of sales in the accompanying consolidated statements of operations.

During the three months ended April 30, 2019 and 2018, the Company received consulting services from Cheval Attache Co., Ltd. (“Cheval Attache”) of $0 and $30,132, respectively. During the nine months ended April 30, 2019 and 2018, the Company received consulting services from Cheval Attache Co., Ltd. (“Cheval Attache”), a related party entity owned by a former director (inclusive of consumption tax) of $0 and $88,452, respectively, which are included in discontinued operations under cost of sales in the accompanying consolidated statements of operations.

G-Liberta, a subsidiary of Cheval Attache, performed certain advertising and research services for the Company. Total expenses related to G-Liberta during the three months ended April 30, 2019 and 2018 amounted to $0 and $1,120, respectively. Total expenses related to G-Liberta during the nine months ended April 30, 2019 and 2018 amounted to $0 and $2,432, respectively, and are reflected as part of discontinued operations under cost of sales in the accompanying consolidated financial statements.

7.	DISCONTINUED OPERATIONS

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

In accordance with the provisions of ASC 205-20, the results of operations for these entities have been reflected as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss for the nine months ended April 30, 2019 and 2018, and consist of the following:

	For the Nine Months Ended
	April 30, 2019	April 30, 2018
REVENUES OF DISCONTINUED OPERATIONS	$–	$9,030,465

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
Cost of sales	–	1,853,034
Depreciation and amortization expense	–	21,338
Advertising expense	–	104,969
Rent Expense	–	316,624
Salaries and wages expense	–	2,496,382
Other general and administrative expenses	–	2,170,802
	–	6,963,149
OPERATING INCOME OF DISCONTINUED OPERATIONS	–	2,067,316

OTHER (INCOME) EXPENSE OF DISCONTINUED OPERATIONS
Other (income) expense	–	33
Gain on foreign exchange	–	(11,440)
Interest income	–	(4,836)
Interest expense	–	653,576
	–	637,333

INCOME BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	–	1,429,983
Provision for income taxes of discontinued operations	–	402,159
NET INCOME OF DISCONTINUED OPERATIONS	$–	$1,027,824

In accordance with the provisions of ASC 205-20, the cash flow activity from discontinued operations have been reflected as discontinued operations in the Consolidated Statements of Cash Flows for the nine months ended April 30, 2019 and 2018, and consist of the following:

	For the Nine Months Ended
	April 30, 2019	April 30, 2018
DISCONTINUED OPERATING ACTIVITIES
Net income	$–	$1,027,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	–	21,338
Bad debt expense	–	11,303
Amortization of debt discount	–	16,515
Changes in operating assets and liabilities:
Accounts receivable	–	(653,183)
Accounts receivable - related party	–	27,300
Prepaid expenses and other current assets	–	(4,913)
Other assets	–	(5,951)
Accounts payable and accrued expenses	–	(104,689)
Accounts payable to related party	–	46,924
Deferred revenue	–	60,169
Taxes payable	–	591,037
Net cash provided by operating activities of discontinued operations	$–	$1,033,674

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Purchase of property and equipment	$–	$(4,259)
Proceeds from collection of notes receivables	–	457,910
Payments for notes receivable lending	–	(296,819)
Net cash provided by investing activities of discontinued operations	$–	$156,832

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Proceeds from notes payable	$–	$182,000
Payments on note payable	–	(982,800)
Payments on notes payable - related parties	–	(176,540)
Proceeds from notes payable - related parties	–	91,000
Net cash used in financing activities of discontinued operations	$–	$(886,340)

8.	SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through the date which the consolidated financial statements were issued and there are no material subsequent events, except as noted below.

On May 7, 2019, the Company issued 3,000,000 shares of common stock to Steve Ketter, the sole director and CEO of the Company, for the $10,900 in advance payable and $4,500 in accrued liabilities to him.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of April 30, 2019, and for the three and nine months ended April 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended April 30, 2019 are not necessarily indicative of the results that may be expected for the entire year.

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

Going Concern

Based on operating losses and negative cash from operations and the discontinuation of most of the Company’s operations, substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plan in this regard is to find new operations into which to enter and focus on building profitable operations. To finance operations while it finds new operations, the Company will continue financing activity such as taking loans and issuing new shares of the Company’s common stock.

As of April 30, 2019, we had cash of $2,452 and a working capital deficit of $36,714 as compared to cash of $52,716 and a working capital deficit of 574,780 as of July 31, 2018.

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

The following rates were used to translate the accounts of Umajin HK and WRN into USD at the following balance sheet dates.

	Balance Sheet Dates
	April 30, 2019	July 31, 2018
Japanese Yen to USD	0.0090	0.0090
Hong Kong Dollars to USD	0.1275	0.1274

The following rates were used to translate the accounts of LBC, Umajin HK, SPT and WRN into USD for the following operating periods.

	For the Nine Months Ended
	April 30, 2019	April 30, 2018
Japanese Yen to USD	0.0090	0.0091
Hong Kong Dollars to USD	0.1276	0.1279
Malaysian Ringgit to USD	N/A	0.2458

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of April 30, 2019 and July 31, 2018.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of April 30, 2019 and July 31, 2018.

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

The Company has determined that the book value of its outstanding financial instruments as of April 30, 2019 and July 31, 2018 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash and accounts receivable. The Company maintains its cash in banks located in Japan, Hong Kong and the United States in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers. The Company had no losses related to the write off of accounts receivable during the nine months ended April 30, 2019 and 2018.

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

As of April 30, 2019, the Company had $4,983 in deferred revenues. The Company will amortize these deferred revenues based on the monthly subscriptions and record revenue in line with the amortization of these advance payments.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs incurred amounted to $0 and $104,969 (all from discontinued operations) for the nine months ended April 30, 2019 and 2018, respectively.

Basic and Diluted Earnings Per Share

In accordance with ASC 260, Earnings Per Share, the basic income per common share is computed by dividing the net income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if diluted potential common stock had been converted to common stock. No dilutive potential common shares were included in the computation of diluted net income per share because their impact was anti-dilutive. As of April 30, 2018, the Company had total options of 3,000,000 which were excluded from the computation of net income per share because they are anti-dilutive. As of April 30, 2019, the Company did not have any convertible notes or the options of 3,000,000. As a result, the basic and diluted earnings per share were the same for each of the periods presented.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

Results of Operations for the Nine Months Ended April 30, 2019 and 2018

The following are the results of our operations for the nine months ended April 30, 2019 as compared to the nine months ended April 30, 2018:

	For the Nine Months Ended
	April 30, 2019	April 30, 2018	$ Change
Net sales	$92,044	$249,450	$(157,406)
Total revenue	92,044	249,450	(157,406)

Operating Expenses
Cost of sales	84,381	249,450	(165,069)
Other general and administrative expenses	68,811	282,390	(213,579)
Total operating expenses	153,192	531,840	(378,648)

Loss from operations	(61,148)	(282,390)	221,242

Other income (expense)
Other income	600,000	1,433	598,567
Interest income	1	–	1
Total other income (expense)	600,001	1,433	598,568

Net income (loss) before provision for income taxes	538,853	(280,957)	819,810
Provision for income taxes	630	–	630
Net income (loss) from continuing operations	538,223	(280,957)	819,180
Income from discontinued operations	–	1,429,983	(1,429,983)
Provision for income taxes for discontinued operations	–	402,159	(402,159)
Net income attributable to GPI stockholders	$538,223	$746,867	$(208,644)

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales decreased during the nine months ended April 30, 2019 as compared to the same period in 2018 due primarily to the content and platforms in certain of our service lines requiring new materials or methods to fulfill our customers’ needs. On June 28, 2018, the Company discontinued operating most of its operations (see note 7). The Company now is focusing efforts to locate and acquire new operations. The remaining operations are from its wholly owned subsidiary, WRN, which will continue providing sales to the Company for the foreseeable future.

Operating Expenses

Total operating expenses for the nine months ended April 30, 2019 were $153,192, which represented a decrease of $378,648 as compared to the same period in 2018. Our operating expenses decreased due primarily to lower cost of sales from a reduction in sales volume. Our general and administrative expenses were also lower primarily due to the decrease of operations and disposal of the majority of its subsidiaries (see note 7).

Other Income (Expenses)

Total other income (expenses) for the nine months ended April 30, 2019 were $600,001, which represented an increase of $598,568 as compared to the same period in 2018. Our other income increased due primarily to the abatement by the Internal Revenue Service (“IRS”) of the penalty assessed in prior years. The Company has been negotiating this penalty for the last couple years and finally received a determination from the IRS that the penalty would be abated. Based on this abatement, the Company has removed the liability from its records.

Results of Operations for the Three Months Ended April 30, 2019 and 2018

The following are the results of our operations for the three months ended April 30, 2019 as compared to the three months ended April 30, 2018:

	For the Three Months Ended
	April 30, 2019	April 30, 2018	$ Change
Net sales	$24,202	$74,429	$(50,227)
Total revenue	24,202	74,429	(50,227)

Operating Expenses
Cost of sales	22,687	74,429	(51,742)
Other general and administrative expenses	26,783	42,160	(15,377)
Total operating expenses	49,470	116,589	(67,119)

Loss from operations	(25,268)	(42,160)	16,892

Other income (expense)
Other income	600,000	1,433	598,567
Interest income	–	–	–
Total other income (expense)	600,000	1,433	598,567

Net income (loss) before provision for income taxes	574,732	(40,727)	615,459
Provision for income taxes	–	–	–
Net income (loss) from continuing operations	574,732	(40,727)	615,459
Income from discontinued operations	–	738,030	(738,030)
Provision for income taxes for discontinued operations	–	(244,056)	244,056
Net income attributable to GPI stockholders	$574,732	$453,247	$121,485

Net Sales

Our net sales consist primarily of information and other content relating to the horse racing industry in Japan sold to customers through our websites. Overall, our net sales decreased during the three months ended April 30, 2019 as compared to the same period in 2018 due primarily to the content and platforms in certain of our service lines requiring new materials or methods to fulfill our customers’ needs. On June 28, 2018, the Company discontinued operating most of its operations (see note 7). The Company now is focusing efforts to locate and acquire new operations. The remaining operations are from its wholly owned subsidiary, WRN, which will continue providing sales to the Company for the foreseeable future.

Operating Expenses

Total operating expenses for the three months ended April 30, 2019 were $49,470, which represented a decrease of $67,119 as compared to the same period in 2018. Our operating expenses decreased due primarily to lower cost of sales from a reduction in sales volume. Our general and administrative expenses were also lower primarily due to the decrease of operations and disposal of the majority of its subsidiaries (see note 7).

Other Income (Expenses)

Total other income (expenses) for the three months ended April 30, 2019 were $600,000, which represented an increase of $598,567 as compared to the same period in 2018. Our other income increased due primarily to the abatement by the Internal Revenue Service (“IRS”) of the penalty assessed in prior years. The Company has been negotiating this penalty for the last couple years and finally received a determination from the IRS that the penalty would be abated. Based on this abatement, the Company has removed the liability from its records.

Going Concern and Capital Resources

As of April 30, 2019, we had cash of $2,452 and a working capital deficit of $36,714 compared to cash of $52,716 and a working capital deficit of 574,780 as of July 31, 2018.

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

The following is a summary of our cash flows from operating, investing and financing activities for the nine months ended April 30, 2019 and 2018.

	For the Nine Months Ended
	April 30, 2019	April 30, 2018
Cash flows used in operating activities	$(61,012)	$736,659
Cash flows used in investing activities	$–	$156,832
Cash flows provided by financing activities	$10,900	$(886,340)

Net cash flows used in operating activities for the nine months ended April 30, 2019 amounted to $61,012, compared to cash flows provided by operating activities of $736,659 for the nine months ended April 30, 2018. Our cash used in operations decreased during the nine months ended April 30, 2019 due to a decrease in accounts payable and accrued expenses compared to $1,033,674 in cash provided by the discontinued operations during the nine months ended April 30, 2018.

Net cash provided by investing activities during the nine months ended April 30, 2019 was $0, compared to net cash provided by investing activities of $156,832 for the nine months ended April 30, 2018. There were no investing activities during the nine months ended April 30, 2019. During the nine months ended April 30, 2018, we had proceeds of $457,910 from the collection of notes receivables, offset payments of $296,819 for note receivable lending and $4,259 of property and equipment purchases.

Net cash provided by financing activities for the nine months ended April 30, 2019 amounted to $10,900, compared to net cash used of $886,340 for the nine months ended April 30, 2018. During the nine months ended April 30, 2019, the cash provided by financing activities was the result of borrowings of $10,900 from a related party. During the nine months ended April 30, 2018, the cash used in financing activities was the result of payments of outstanding notes payable of $982,800 and payments on outstanding related party notes payable of $176,540 offset by proceeds of $182,000 from additional note payable borrowing and borrowings of $91,000 from related parties.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company's management, under the supervision of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at April 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended April 30, 2019.

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

GRAND PERFECTA, INC.

June 13, 2019	By:	/s/ Steve Ketter
Steve Ketter
Chief Executive Officer, (Principal Executive Officer)

June 13, 2019	By:	/s/ Steve Ketter
Steve Ketter
Chief Financial Officer (Principal Financial Officer)

