Form 10-K
period 2019-07-31
Grand Perfecta, Inc.
filed 2019-12-18
CIK 1550053

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒         Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 31, 2019, or

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

The aggregate market value of voting stock held by non-affiliates on January 31, 2019, based on the average bid and asked prices on that day was $155,893.28. As of December 15, 2019, the Registrant had outstanding 7,977,332 shares of common stock, par value $0.001.

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

On December 16, 2019, the Company transferred 100% of the common stock of Umajin HK, a Hong Kong corporation and a subsidiary of the Company to a Japanese corporation in exchange for $1. Also on December 16, 2019, the Company transferred 100% of the common stock of WRN, a Japanese corporation and a subsidiary of the Company to a Japanese corporation in exchange for $1 and the forgiveness of a payable to WRN in the amount of $90,956. After these transfers, the Company had no subsidiaries.

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

Our Business

Since June 27, 2018, the Company’s primary business operations occur through our remaining operating subsidiary, WRN, which is engaged in the business of publishing horse racing information, including upcoming races, race results, and detailed profiles of foreign jockeys who race in Japan. Due to changing subscriber preferences for racing information, WRN suspended its website in April 2019 and was in the process of making changes to attract subscribers to its website until WRN was sold on December 16, 2019.

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

Employees

Grand Perfecta currently has one employee, Steve Ketter, its Chief Executive Officer. WRN, a wholly owned subsidiary until December 16, 2019, had two contract employees in Japan.

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

Calendar Quarter Ended	High Bid ($)	Low Bid ($)

October 31, 2016	$0.56	$0.10
January 31, 2017	$0.11	$0.04
April 30, 2017	$0.08	$0.06
July 31, 2017	$0.07	$0.04

October 31, 2017	$0.07	$0.04
January 31, 2018	$0.07	$0.03
April 30, 2018	$0.06	$0.03
July 31, 2018	$0.06	$0.03

October 31, 2018	$0.04	$0.02
January 31, 2019	$0.04	$0.02
April 30, 2019	$0.05	$0.04
July 31, 2019	$0.10	$0.03

Unregistered Sales of Equity Securities

There are no unregistered sales of securities that have not been reported previously.

Dividends

We did not make any distributions to shareholders in fiscal years 2019 or 2018. Our present intention is to retain any earnings for use in our business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

Security Holders

At October 31, 2019, there were approximately 592 holders of record of our common stock.

Equity Compensation Plans

As of July 31, 2019, there were no equity securities authorized for issuance under any Company compensation plans.

Repurchases of common stock

There were no repurchases of equity securities by Grand Perfecta in the year ended July 31, 2019.

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

General

Grand Perfecta was engaged in the business of gathering, transmitting and providing horse racing information via various types of media, including a website owned and operated by the wholly owned subsidiary WRN until it was sold on December 16, 2019.

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

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with principles generally accepted in the United States of America (“GAAP”) and include the accounts of Grand Perfecta and its wholly owned subsidiaries, Umajin HK, and WRN.

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

As of July 31, 2019, we had cash of $751, of which $235 was from continuing operations and $516 was from discontinued operations, and a working capital deficit of $33,587. As of July 31, 2018, we had cash of $52,716, of which $49,857 was from continuing operations and $2,859 was from discontinued operations, and a working capital deficit of $574,780.

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

The Company’s revenue consists primarily of sales of comprehensive horse racing information through multiple websites focusing on all aspects of the horse racing industry in Japan. Publication of horse racing digital magazines, and participating in other public events and media programs related to the horse racing industry do not generate significant revenue directly. These activities are undertaken for the purpose of increasing the number of horse racing fans and driving potential customers to our websites so as to hopefully eventually convert them to paying customers. The Company had no revenue from continuing operations during the year ended July 31, 2019 and 2018.

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

As of July 31, 2019, the Company had $0 in deferred revenues. The Company will amortize these deferred revenues based on the monthly subscriptions and record revenue in line with the amortization of these advance payments.

Foreign Exchange

The Company’s primary operations are conducted in Japan and performed by its wholly owned subsidiary WRN. WRN terminated their website services in April 2019 and was sold on December 16, 2019. A wholly owned subsidiary, Umajin HK, had been delivering information on horse racing to its users through its website similar to LinkBit, however it terminated its service at the end of June 2017 and was sold on December 16, 2019. The Company also conducted business through wholly owned subsidiaries LinkBit and Sports Perfecta, and its Malaysian subsidiary SPT until they were sold in June 2018. WRN and LinkBit’s functional currency is the Japanese Yen and Umajin HK’s functional currency is the Hong Kong Dollar. SPT’s functional currency is the Malaysian Ringgit.

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

The following rates were used to translate the accounts of Umajin HK and WRN into USD at the following balance sheet dates.

	Balance Sheet Dates
	July 31, 2019	July 31, 2018
Japanese Yen to USD	0.0092	0.0090
Hong Kong Dollars to USD	0.1278	0.1274

The following rates were used to translate the accounts of LinkBit, Umajin HK, SPT and WRN into USD for the following operating periods.

	For the Year Ended
	July 31, 2019	July 31, 2018
Japanese Yen to USD	0.0090	0.0091
Hong Kong Dollars to USD	0.1276	0.1278
Malaysian Ringgit to USD	N/A	0.2470

Results of Operations for the Year Ended July 31, 2019 and 2018

The following are the results of our operations for the year ended July 31, 2019 as compared to the year ended July 31, 2018:

	For the Year Ended
	7/31/2019	7/31/2018	$ Change
Net sales	$–	$–	$–
Total revenue	–	–	–

Operating Expenses
Cost of sales	–	–	–
Other general and administrative expenses	191,230	816,531	(625,301)
Total operating expenses	191,230	816,531	(625,301)

Loss from operations	(191,230)	(816,531)	625,301

Other income (expense)
Other income (loss)	713,000	–	713,000
Loss on extinguishment of related party debt	(74,600)	–	(74,600)
Gain on discontinued operations	–	2,245,490	(2,245,490)
Total other income (expense)	638,400	2,245,490	(1,607,090)

Net income (loss) before provision for income taxes	447,170	1,428,959	(981,789)
Provision for (benefit from) income taxes	-	–	-
Net income (loss) from continuing operations	447,170	1,428,959	(981,789)
Net income (loss) from discontinued operations	7,984	1,899,222	(1,891,238)
Provision for (benefit from) income taxes for discontinued operations	(630)	(774,666)	774,036
Net loss attributable to GPI stockholders	$454,524	$2,553,515	$(2,098,991)

Net Sales

Due to the sale of WRN and UHK on December 16, 2019, we did not have any sales from continuing operations for the years ended July 31, 2019 or July 31, 2018.

Operating Expenses

Total operating expenses for the year ended July 31, 2019 were $191,230, which represented a decrease of $625,301 as compared to the year in 2018. The lower operating expenses are due to the discontinued operations.

Other Income/ (Expenses)

Total other income/expense for the year ended July 31, 2019 amounted to a gain of $638,400, which decreased by $1,607,090 as compared to the year in 2018. The decrease in other expenses is primarily due to the gain on discontinued operations for the disposal of LinkBit and SPI during the prior year offset by the other income from the abatement of the tax penalty, a refund of legal fees and a loss on extinguishment of related part debt in the current year.

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

As of July 31, 2019, we had cash of $751, of which $235 was from continuing operations and $516 was from discontinued operations, and a working capital deficit of $33,587. As of July 31, 2018, we had cash of $52,716, of which $49,857 was from continuing operations and $2,859 was from discontinued operations, and a working capital deficit of $574,780.

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

The following is a summary of our cash flows from operating, investing and financing activities for the years ended July 31, 2019 and 2018.

	Year Ended
	7/31/2019	7/31/2018
Cash flows provided by (used in) operating activities	$(59,651)	$545,668
Cash flows used in investing activities	$–	$604,938
Cash flows provided by financing activities	$10,900	$(1,201,994)

Net cash flows used in operating activities for the year ended July 31, 2019 amounted to $59,651, compared to net cash provided by of $545,668 for the year ended July 31, 2018. Net cash flows provided by operating activities were higher during the year ended July 31, 2018 due to profitable operations during the year compared with net cash flows used by operations during the year ended July 31, 2019.

Net cash provided by investing activities amounted to $0 for the year ended July 31, 2019, compared with net cash provided by investing activities amounted to $604,938 for the year ended July 31, 2018. There were no investing activities during the year ended July 31, 2019. The cash flows provided by investing activities during the year ended July 31, 2018 was due primarily to the proceeds from the disposal of the subsidiaries of $427,673 and investing activities of discontinued operations of $177,265 which was a result of proceeds from the collection of notes receivable lending of $511,570 offset with payments for notes receivable lending of $330,046 and the purchase of property and equipment of $4,259.

Net cash provided by financing activities for the year ended July 31, 2019 amounted to $10,900, as compared to net cash used in financing activities for the year ended July 31, 2018 amounting to $1,201,994. During the year ended July 31, 2019, the cash provided by financing activities was the result of net borrowings of $10,900 from a related party. Our cash used in financing activities during the year ended July 31, 2018 of $1,201,994 was the result of financing activities of discontinued operations which included $2,093,000 in proceeds from notes payable offset by payments made on outstanding notes payable of $3,130,400 and payments made on outstanding notes payable to related parties of $164,594.

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

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company's management, under the supervision of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at July 31, 2019.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the year ended July 31, 2019.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2019, using the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management concluded that the Company's internal control over financial reporting was not effective as of July 31, 2019.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management’s evaluation described above, it concluded that the Company had a significant control deficiency as of July 31, 2019 that constituted a material weakness in our internal control over financial reporting. Management has determined that the Company lacks the processes and procedures to ensure all financial events and transactions are recorded in accordance with US GAAP. More specifically, the Company engages third party service providers to assist with the preparation of its financial statements in accordance with US GAAP and to assist with the preparation of its US income taxes, however, the Company lacks in-house personnel capable of reviewing and overseeing this effort.

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

Name	Age	Position

Steve Ketter	53	Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer

All executive officers are elected by the board and hold office until their successors are duly elected and qualified. Each director is elected by the stockholders and serves until resignation or election of a successor by the stockholders.

Biographies

The following is information on the business experience of each of the officers and directors.

Steve Ketter, Chairman of the Board of Directors of the Company, Chief Executive Officer, Chief Financial Officer. Steve Ketter, age 52, has been self-employed for the past five years as an advisor on business development, operations management, and strategic forecasting. The majority of his career has been spent in corporate risk management. He has handled fraud matters, investigations, executive protection and threat assessments. He received his Bachelor of Science degree in Business Management from Towson State University in 1991.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of Grand Perfecta’s common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish Grand Perfecta with copies of all Section 16(a) forms they file. Based solely on Grand Perfecta’s review of copies of such reports and representations from Grand Perfecta’s executive officers and directors, and greater than ten-percent beneficial owners, Grand Perfecta’s believes that its executive officers and directors complied with all Section 16(a) filing requirements during the fiscal year ended July 31, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the cash and other compensation paid by the Company to our named executive officers for the years ended July 31, 2019 and 2018.

Name and Principal Position	Year	Salary ($)	Total ($)
Steve Ketter Chief Executive Officer	2019 2018	36,000 6,000	36,000 6,000

Shuya Watanabe Former Chief Executive Officer	2019 2018	0 129,675	0 129,675

Takashi Ozawa Former Chief Operations Officer	2019 2018	0 129,675	0 129,675

Masashi Takegaki Former Chief Financial Officer	2019 2018	0 100,100	0 100,100

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

Director Compensation

The following table sets forth the cash and other compensation paid by the Company to our former non-employee Directors for the years ended July 31, 2019 and 2018, prior to their respective resignations from the Board.

Name	Year	Cash Fees ($)	Total ($)

Motonori Okai	2019 2018	0 0	0 0

Hideaki Takahashi	2019 2018	0 100,100	0 100,100

Akira Tanabe	2019 2018	0 0	0 0

Enrique Marchese	2019 2018	0 10,000	0 10,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management

The following table sets forth as of October 31, 2019, the number and percentage of the outstanding shares of common stock which, according to the information supplied to Grand Perfecta, were beneficially owned by (i) each person who is currently a director, (ii) each executive officer, (iii) all current directors and executive officers as a group, and (iv) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock. As of that date the Company had 7,977,332 shares of its common stock and 0 shares of its Series A Preferred Stock issued and outstanding.

5% Beneficial Owners (excluding officers and directors)	Number of Shares Beneficially Owned (1)	Percent of Class (1)

Capital Advisors, LLC P.O. Box 901658 Sandy, Utah 84090-1658	1,080,000	13.5%

Directors and Officers

Steve Ketter	3,000,000	37.6%

All directors and named executive officers as a group (1 person)	4,080,000	51.1%

(1)       The Company believes that each stockholder has sole voting and investment power with respect to the shares of common stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the SEC, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (i) any shares as to which the person has sole or shared voting power or investment power, and (ii) any shares that the individual has the right to acquire within 60 days through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of common stock. All percentage calculations are based on 7,977,332 shares of common stock issued and outstanding on October 31, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In June 2018, the Company entered into a consulting agreement with its new CEO and sole director. The Company agreed to pay him $3,000 per month for his services in running the Company and making sure that the required audit and filings get completed. As of July 31, 2019 the Company had $9,000 in accrued liabilities for this agreement.

During the year ended July 31, 2019 and prior to May 5, 2019, the Company received $26,849 in advances from its CEO of which they paid $15,949 back. On May 5, 2019, the Company issued 3,000,000 shares of common stock to its CEO and sole director as payment of the remaining $10,900 in advances and also $4,500 in consulting services accrued at that time for the agreement listed above and recognized a loss on extinguishment of related party debt of $74,600.

The following related party transactions were all related to the Company’s previous management and the discontinued operations. These related party transactions all were eliminated with the discontinuation of LBC and SPI:

Shuya Watanabe, the Company’s former CEO and Chairman, made advances to LinkBit in prior periods that totaled JPY110,055,904 (approximately US$1,002,000) at July 31, 2017. During the year ended July 31, 2018, Mr. Watanabe did not make additional advances and received repayments of advances of JPY5,687,286 (approximately $52,000). There is no stated interest on the advances and no stated maturity date. This advance was part of the discontinued operations and was transferred with the disposal transactions in June 2018. As of July 31, 2019 and 2018, the total outstanding advances due by the Company was $0.

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

Akira Tanabe, a former director of the Company, is the representative director of Clara Ltd., which has made advances to LinkBit that totaled JPY180,000,000 (approximately US$1,638,000) at July 31, 2017. The interest rate on the advances is 1% per annum, and is due upon demand. Interest payments to Clara Ltd. for fiscal year 2018 totaled JPY479,178 (approximately US$4,400). This advance was part of the discontinued operations and was transferred with the disposal transactions in June 2018. As of July 31, 2019 and 2018, the total outstanding advances due by the Company was $0.

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

Cheval Attache also made advances totaling JPY68,000,000 (approximately USD$618,800) at July 31, 2017. There is no stated interest on the advances and they are due on demand. This advance was part of the discontinued operations and was transferred with the disposal transactions in June 2018. As of July 31, 2019 and 2018, the total outstanding advances due by the Company was $0.

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

The aggregate fees billed to the Company by its principal accountants for the years ended July 31, 2019 and 2018, for professional fees are as follows:

	2019	2018

Audit fees	$21,000	$140,000
Audit related fees	–	–
Total audit and related fees	21,000	140,000

Other consulting fees	–	–
Tax fees	–	–
Total fees	$21,000	$140,000

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

GRAND PERFECTA, INC.

Date: December 18, 2019	By	/s/ Steve Ketter
Steve Ketter, Chief Executive Officer
(Principal Executive Officer)

Date: December 18, 2019	By	/s/ Steve Ketter
Steve Ketter, Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 18, 2019	/s/ Steve Ketter
Steve Ketter, Director

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Grand Perfecta, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Grand Perfecta, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Grand Perfecta, Inc. and its subsidiaries (the Company) as of July 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations negative cash flows from operations, and has discontinued substantially all of its operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Midvale, Utah

December 18, 2019

GRAND PERFECTA, INC.

CONSOLIDATED BALANCE SHEETS

	July 31, 2019	July 31, 2018
Assets
Current assets
Cash	$235	$49,857
Current assets of discontinued operations	516	11,491
Total current assets	751	61,348
Total assets	$751	$61,348

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable and accrued expenses	$26,392	$613,183
Current liabilities of discontinued operations	7,946	22,945
Total current liabilities	34,338	636,128
Total liabilities	34,338	636,128

Commitments and contingencies	–	–

Stockholders' deficit
Preferred stock, $0.001 par value, 100,000,000 shares authorized, zero shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,977,332 and 4,977,332 shares issued and outstanding as of July 31, 2019 and 2018, respectively	7,977	4,977
Additional paid-in capital	4,681,285	4,594,285
Accumulated deficit	(4,697,648)	(5,152,172)
Accumulated other comprehensive income	(25,201)	(21,870)
Total stockholders' deficit	(33,587)	(574,780)
Total liabilities and stockholders' deficit	$751	$61,348

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	July 31, 2019	July 31, 2018
Net sales	$–	$–
Total revenues	–	–
Operating expenses:
General and administrative expenses	191,230	816,531
Total operating expenses	191,230	816,531

Loss from operations	(191,230)	(816,531)

Other income (expense):
Other income (expense)	713,000	–
Loss on extinguishment of related party debt	(74,600)	–
Gain on discontinued operations	–	2,245,490
Total other income (expense)	638,400	2,245,490

Net income (loss) before provision for income taxes	447,170	1,428,959
Provision for (benefit from) income taxes	–	–
Net loss from continuing operations	447,170	1,428,959
Income (loss) from operations of discontinued operations	7,984	1,899,222
(Provision for) income taxes for discontinued operations	(630)	(774,666)
Net income (loss) from discontinued operations	7,354	1,124,556
Net income (loss)	$454,524	$2,553,515

Net income (loss) per share from continuing operations, basic and diluted	$0.08	$0.05
Net income (loss) per share from discontinued operations, basic and diluted	$0.00	$0.04
Net income (loss) per share, basic and diluted	$0.08	$0.09
Weighted average number of common shares outstanding, basic and diluted	5,675,962	29,369,231

Other comprehensive income (loss)
Foreign currency translation adjustments	(3,331)	(347,734)
Comprehensive income (loss)	451,193	2,205,781
Comprehensive income (loss) attributable to non-controlling interest	–	(204,750)
Comprehensive income (loss) attributable to GPI stockholders	$451,193	$2,001,031

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance, July 31, 2017	100,000	$100	31,800,000	$31,800	$5,752,362	$(7,705,687)	$325,864	$204,750	$(1,390,811)
Shares received in exchange for interest in subsidiary	(100,000)	(100)	(26,822,668)	(26,823)	(1,158,077)	–	–	(204,750)	(1,389,750)
Foreign currency translation adjustment	–	–	–	–	–	–	(347,734)	–	(347,734)
Net income	–	–	–	–	–	2,553,515	–	–	2,553,515
Balance, July 31, 2018	–	–	4,977,332	4,977	4,594,285	(5,152,172)	(21,870)	–	(574,780)
Stock issued for services	–	–	876,623	877	25,422	–	–	–	26,299
Settlement of related party advances through exchange of stock	–	–	2,123,377	2,123	61,578	–	–	–	63,701
Foreign currency translation adjustment	–	–	–	–	–	–	(3,331)	–	(3,331)
Net income	–	–	–	–	–	454,524	–	–	454,524
Balance, July 31, 2019	–	$–	7,977,332	$7,977	$4,681,285	$(4,697,648)	$(25,201)	$–	$(33,587)

See accompanying notes to consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	July 31, 2019	July 31, 2018
Cash flows from operating activities
Net income (loss)	$454,524	$2,553,515
Less net income from discontinued operations	(7,354)	(1,124,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on discontinued operations	–	(2,245,490)
Abatement of IRS Penalty	(600,000)	–
Loss on extinguishment of related party debt	74,600	–
Common stock issued for services	4,500	–
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	13,208	(5,536)
Operating cash flows from discontinued operations	871	1,367,735
Net cash provided by (used in) operating activities	(59,651)	545,668

Cash flows from investing activities
Proceeds from sale of interest in subsidiary, net	–	427,673
Investing activities of discontinued operations	–	177,265
Net cash provided by investing activities	–	604,938

Cash flows from financing activities
Net proceeds from related party advances	10,900	–
Financing activities of discontinued operations	–	(1,201,994)
Net cash provided by (used in) financing activities	10,900	(1,201,994)
Effect of exchange rate fluctuations on cash	(3,214)	1,150

Net change in cash	(51,965)	(50,238)
Cash of continuing operations, beginning of period	49,857	665
Cash of discontinued operations, beginning of period	2,859	102,289
Cash, beginning of the period	52,716	102,954
Cash, end of the period	751	52,716
Less cash of discontinued operations, end of period	(516)	(2,859)
Cash of continuing operations, end of the period	$235	$49,857

Supplemental disclosure of cash flow information:
Interest paid	$–	$674,975
Income taxes paid	$–	$23,078

Supplemental disclosure of non-cash investing and financing information:
Assumption of payable balance to subsidiary	$–	$(90,956)
Assumption of receivable balance from subsidiary	$–	$344,531
Shares returned and cancelled for sale of SPI	$–	$1,185,000
Shares returned and cancelled for no consideration	$–	$3,223
Shares issued for repayment of related party advances	$10,900	$–

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

On December 16, 2019, the Company transferred 100% of the common stock of Umajin HK, a Hong Kong corporation and a subsidiary of the Company to a Japanese corporation in exchange for $1. Also on December 16, 2019, the Company transferred 100% of the common stock of WRN, a Japanese corporation and a subsidiary of the Company to a Japanese corporation in exchange for $1 and the forgiveness of a payable to WRN in the amount of $90,956. After these transfers, the Company had no subsidiaries. See note 7.

Nature of Business

The Company was engaged in the business of transmitting and providing horse racing information via various types of media, including multiple websites owned and operated by the wholly owned subsidiaries of LinkBit, WRN and Umajin HK. LinkBit operated 6 websites through its various subsidiaries, which generated substantially all of the Company’s revenue. Umajin HK had been delivering information on horse racing to its users through its website, however it terminated its service at the end of June 2017 and was sold on December 16, 2019. The Company was also pursuing development of a fantasy sports offering through Sports Perfecta, which has not yet generated any significant revenue. In June 2018, the Company discontinued the operations of its subsidiaries, LinkBit and SPI. WRN operated one of these websites through April 2019 and was sold on December 16, 2019.

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

As of July 31, 2019, we had cash of $751, of which $235 was from continuing operations and $516 was from discontinued operations, and a working capital deficit of $33,587. As of July 31, 2018, we had cash of $52,716, of which $49,857 was from continuing operations and $2,859 was from discontinued operations, and a working capital deficit of $574,780.

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

Foreign Exchange

The Company’s primary operations are conducted in Japan and performed by its wholly owned subsidiary WRN. WRN terminated their website services in April 2019 and was sold on December 16, 2019. A wholly owned subsidiary, Umajin HK, had been delivering information on horse racing to its users through its website similar to LinkBit, however it terminated its service at the end of June 2017 and was sold on December 16, 2019. The Company also conducted business through wholly owned subsidiaries LinkBit and Sports Perfecta, and its Malaysian subsidiary SPT until they were sold in June 2018. WRN and LinkBit’s functional currency is the Japanese Yen and Umajin HK’s functional currency is the Hong Kong Dollar. SPT’s functional currency is the Malaysian Ringgit.

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

The following rates were used to translate the accounts of Umajin HK and WRN into USD at the following balance sheet dates.

	Balance Sheet Dates
	July 31, 2019	July 31, 2018
Japanese Yen to USD	0.0092	0.0090
Hong Kong Dollars to USD	0.1278	0.1274

The following rates were used to translate the accounts of LinkBit, Umajin HK, SPT and WRN into USD for the following operating periods.

	For the Year Ended
	July 31, 2019	July 31, 2018
Japanese Yen to USD	0.0090	0.0091
Hong Kong Dollars to USD	0.1276	0.1278
Malaysian Ringgit to USD	N/A	0.2470

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of July 31, 2019 and 2018.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of July 31, 2019 or 2018.

Property and Equipment

Property and equipment are recorded at historical cost and depreciated on a straight-line basis over their estimated useful lives once the individual assets are placed in service. Estimated useful lives for the assets are as follows.

Buildings and fixtures	8 - 43 years
Autos and trucks	2 - 6 years
Tools and equipment	4 - 10 years
Computer software	5 years

The Company did not have any property and equipment as of July 31, 2019 and 2018.

Long-Lived Assets

In accordance with ASC 360-10, the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company performed this analysis at July 31, 2019 and 2018. There was no impairment of long-lived assets identified during the years ended July 31, 2019 and 2018.

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

The Company has determined that the book value of its outstanding financial instruments as of July 31, 2019 and 2018 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash, accounts receivable, notes receivable, and amounts due from related parties. The Company maintains its cash in banks located in Japan, Hong Kong, and the United States in financial institutions with high credit ratings. Substantially all of the Company’s revenues are generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers and note receivable holders. The Company had no losses related to the write off of notes receivable during the year ended July 31, 2019 or July 31, 2018.

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

The Company’s revenue consists primarily of sales of comprehensive horse racing information through multiple websites focusing on all aspects of the horse racing industry in Japan. Publication of horse racing digital magazines, and participating in other public events and media programs related to the horse racing industry do not generate significant revenue directly. These activities are undertaken for the purpose of increasing the number of horse racing fans and driving potential customers to our websites so as to hopefully eventually convert them to paying customers. The Company had no revenue from continuing operations during the year ended July 31, 2019 and 2018.

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

As of July 31, 2019, the Company had $0 in deferred revenues. The Company will amortize these deferred revenues based on the monthly subscriptions and record revenue in line with the amortization of these advance payments.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs incurred amounted to $0 and $94,997 from discontinued operations for the years ended July 31, 2019 and 2018, respectively.

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

The Company had 0 shares of Series A Preferred Stock issued and outstanding as of July 31, 2019 and 2018.

Common Stock Transactions

On June 26, 2018, as part of the transfer agreement of SPI, the Company received 23,600,000 shares of Common Stock and immediately cancelled these shares (see note 7).

On July 9, 2018, the Company cancelled 3,222,668 shares of common stock that had been returned to the Company by the stock holders for no compensation.

On May 27, 2019, the Company issued 3,000,000 shares of common stock to its sole director and officer for $10,900 in advances payable and $4,500 in services rendered to the Company. This stock was valued at $0.03 per share for a total of $90,000. The Company recognized a loss on the extinguishment of related party debt of $74,600.

The Company had 7,977,332 and 4,977,332 shares of common stock issued and outstanding as of July 31, 2019 and 2018, respectively.

Stock Options

On June 26, 2018, as part of the transfer agreement of SPI, the Company received the contract option right to purchase 3,000,000 shares of Common Stock and immediately cancelled this contract option (see note 7). There were no options outstanding as of July 31, 2019 and 2018.

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

Net deferred tax assets from continuing operations consisted of the following as of July 31, 2019 and 2018.

	July 31, 2019	July 31, 2018
Deferred tax assets:
Loss carryforwards	$472,294	$569,710

Valuation allowance	(472,294)	(569,710)
Net deferred tax assets	$–	$–

The income tax provision differs from the amount of income tax determined by applying the applicable income tax rate to pretax income from continuing operations for the years ended July 31, 2019 and 2018 due to the following.

	July 31, 2019	July 31, 2018
Income tax expense (benefit) based on book income at the statutory rate	$93,906	$536,238
IRS tax penalty abatement	(126,000)	–
Permanent book to tax differences	16,611	(471,553)
Valuation allowance	15,483	(64,685)
Total income tax provision	$–	$–

The Company classifies income tax penalties and interest, if any, as part of other general and administrative expenses in the accompanying consolidated statements of operations. The Company had accrued penalties of $600,000 as of July 31, 2018 resulting from the failure to timely file required returns in the US from 2013 through 2016. This penalty was officially abated during the year ended July 31, 2019.

At July 31, 2019, the Company had net operating loss carryforwards of approximately $2,249,000, of which approximately $2,175,00 may be offset against future taxable income from the year 2020 through 2039. The remainder will carry forward indefinitely. No tax benefit has been reported in the July 31, 2019 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. The Company's tax years for its Federal and State US jurisdictions which are currently open for examination are the years of 2015 - 2018. The Company’s tax years in Japanese jurisdictions that are open for examination are the years of 2014 – 2018.

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

The Company incurred rent expense of $0 for the year ended July 31, 2019 and for continuing operations of $0 and for discontinued operations of $363,976 for the year ended July 31, 2018.

Litigation

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this annual report, there have been no material legal proceedings relating to the Company.

6. RELATED PARTY TRANSACTIONS

In June 2018, the Company entered into a consulting agreement with its new CEO and sole director. The Company agreed to pay him $3,000 per month for his services in running the Company and making sure that the required audit and filings get completed. As of July 31, 2019 the Company had $9,000 in accrued liabilities for this agreement.

During the year ended July 31, 2019 and prior to May 5, 2019, the Company received $26,849 in advances from its CEO of which they paid $15,949 back. On May 5, 2019, the Company issued 3,000,000 shares of common stock to its CEO and sole director as payment of the remaining $10,900 in advances and also $4,500 in consulting services accrued at that time for the agreement listed above and recognized a loss on extinguishment of related party debt of $74,600.

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

Total fees paid to Umajin Japan for the year ended July 31, 2019 and 2018 amounted to $0 and $793,520, respectively. The fees paid to Umajin Japan are included in income (loss) from operations of discontinued operations in the accompanying consolidated statements of operations. As of July 31, 2019 and 2018 the Company had $0 due to Umajin Japan due to the sale of LBC (see note 7).

During the years ended July 31, 2019 and 2018, the Company received consulting services from Cheval Attache, a related party entity owned by one of the Company’s former directors, (including amounts for consumption tax) of $0 and $108,108, respectively, which are included in income (loss) from operations of discontinued operations in the accompanying consolidated statements of operations.

G-Liberta, a subsidiary of Cheval Attache, performed certain advertising and research services for the Company. Total expenses related to G-Liberta during the year ended July 31, 2019 and 2018 amounted to $0 and $2,800, respectively, and are reflected as part of income (loss) from operations of discontinued operations in the accompanying consolidated statements of operations. As of July 31, 2019 and 2018 the Company had $0 due to G-Liberta due to the sale of LBC (see note 7).

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

In December 2019, the Company decided to discontinue its remaining operations. This was done by the way of two transactions.

On December 16, 2019, the Company transferred 100% of the common stock of Umajin HK, a Hong Kong corporation and a subsidiary of the Company to a Japanese corporation in exchange for $1. Also on December 16, 2019, the Company transferred 100% of the common stock of WRN, a Japanese corporation and a subsidiary of the Company to a Japanese corporation in exchange for $1 and the forgiveness of a payable to WRN in the amount of $90,956. After these transfers, the Company had no subsidiaries.

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of July 31, 2019 and July 31, 2018, and consist of the following:

	July 31, 2019	July 31, 2018
CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Cash	$516	$2,859
Accounts receivable, net	–	8,632
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS	$516	$11,491

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS
Accounts payable and accrued expenses	$6,581	$14,483
Deferred revenues	–	8,462
Taxes payable	1,365	–
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	$7,946	$22,945

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive income (loss). The results of operations from discontinued operations for the years ended July 31, 2019 and 2018 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive income (loss) for the years ended July 31, 2019 and 2018, and consist of the following.

	Year Ended
	July 31, 2019	July 31, 2018
REVENUES OF DISCONTINUED OPERATIONS	$96,657	$11,400,259

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
Cost of sales	79,938	2,714,727
Depreciation and amortization expense	–	25,867
Advertising expense	–	94,997
Rent Expense	–	363,976
Salaries and wages expense	–	2,938,904
Other general and administrative expenses	8,736	2,672,042
	88,674	8,810,513
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	7,983	2,589,746

OTHER (INCOME) EXPENSE OF DISCONTINUED OPERATIONS
Other (income) expense	–	(714)
(Gain) loss on foreign exchange	–	(18,040)
Interest income	(1)	(5,854)
Interest expense	–	715,132
	(1)	690,524

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	7,984	1,899,222
Provision for income taxes of discontinued operations [1]	630	774,666
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$7,354	$1,124,556

_______________

1 The income tax provision differs from the amount of income tax determined by applying the applicable income tax rate to pretax income from discontinued operations for the year ended July 31, 2019 and 2018 due to the following:

	July 31, 2019	July 31, 2018
Income tax expense (benefit) based on book income at Japanese statutory rate	$630	$748,934
Entertainment expense	–	65,333
Additional taxes	–	3,966
Tax rate difference between current tax and deferred tax assets	–	3,539
Others	–	(47,106)
Total income tax provision	$630	$774,666

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the year ended July 31, 2019 and 2018 have been reflected as discontinued operations in the consolidated statements of cash flows for the years ended July 31, 2019 and 2018, and consist of the following.

	Year Ended
	July 31, 2019	July 31, 2018
DISCONTINUED OPERATING ACTIVITIES
Net income (loss)	$7,354	$1,124,556
Depreciation and amortization	–	25,867
Amortization of debt discount	–	16,515
Provision for (benefit from) deferred taxes	–	73,810
Changes in operating assets and liabilities:
Accounts receivable	8,632	(506,051)
Accounts receivable - related party	–	18,200
Prepaid expenses and other current assets	–	18,175
Other assets	–	(11,475)
Accounts payable and accrued expenses	(7,988)	(139,631)
Accounts payable and accrued expenses to related party	–	39,511
Deferred revenue	(8,462)	(110,029)
Taxes payable	1,365	818,287
Net cash provided by operating activities of discontinued operations	$871	$1,367,735

INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Purchase of property and equipment	$–	$(4,259)
Proceeds from collection of notes receivables	–	511,570
Payments for notes receivable lending	–	(330,046)
Net cash provided by (used in) investing activities of discontinued operations	$–	$177,265

FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Proceeds from notes payable	$–	$2,093,000
Payments on note payable	–	(3,130,400)
Payments on notes payable - related parties	–	(164,594)
Net cash used in financing activities of discontinued operations	$–	$(1,201,994)

8. SUBSEQUENT EVENTS

Management has evaluated subsequent events, in accordance with FASB ASC Topic 855, “Subsequent Events,” through December 18, 2019, the date which the consolidated financial statements were available to be issued and there are no material subsequent events; except as noted below:

On December 16, 2019, the Company executed two stock purchase agreements to sell its two operating subsidiaries of the Company. The Company sold 100% of the shares issued and outstanding of its subsidiary, Umajin HK (UHK), for $1.00 to a Japanese corporation. The Company also sold 100% of the shares issued and outstanding of its subsidiary, WRN, for $1.00 to a Japanese corporation. Additionally, in conjunction with these agreements, the payable in the amount of $90,956 of the Company to WRN will be forgiven and a payable in the amount of approximately $15,541 of its subsidiary UHK to WRN will also be forgiven.

