Form 10-Q
period 2019-10-31
Grand Perfecta, Inc.
filed 2020-03-17
CIK 1550053

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number: 000-55423

GRAND PERFECTA, INC.
(Exact name of Registrant as Specified in its Charter)

Nevada	46-5732930
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

16-4408 Xiahua Road

Tianhe District, Guangzhou

Guangdong, China
(Address of Principal Executive Offices including Zip Code)

(212) 324-1876
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

As of March 13, 2020, 19,908,832 shares of the issuer's common stock, par value of $0.001 per share, were outstanding.

GRAND PERFECTA, INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

GRAND PERFECTA, INC.

CONSOLIDATED BALANCE SHEETS

	October 31, 2019	July 31, 2019
	(Unaudited)
Assets
Current assets
Cash	$235	$235
Current assets of discontinued operations	355	516
Total current assets	590	751
Total assets	$590	$751

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$49,296	$26,392
Advance payable - related party	1,000	–
Current liabilities of discontinued operations	10,697	7,946
Total current liabilities	60,993	34,338
Total liabilities	60,993	34,338

Commitments and contingencies	–	–

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 100,000,000 shares authorized, zero shares issued and outstanding	–	–
Common stock, $0.001 par value, 500,000,000 shares authorized, 7,977,332 shares issued and outstanding	7,977	7,977
Additional paid-in capital	4,681,285	4,681,285
Accumulated deficit	(4,724,573)	(4,697,648)
Accumulated other comprehensive income	(25,092)	(25,201)
Total stockholders' equity (deficit)	(60,403)	(33,587)
Total liabilities and stockholders' equity (deficit)	$590	$751

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	October 31, 2019	October 31, 2018

Net sales	$–	$–
Total revenues	–	–

Operating expenses:
General and administrative expenses	23,904	28,329
Total operating expenses	23,904	28,329

Loss from operations	(23,904)	(28,329)

Net loss before provision for income taxes	(23,904)	(28,329)
Provision for (benefit from) income taxes	–	–
Net loss from continuing operations	(23,904)	(28,329)
Income (loss) from operations of discontinued operations	(83)	2,353
Provision for income taxes of discontinued operations	2,938	–
Net income (loss) of discontinued operations	(3,021)	2,353
Net loss	$(26,925)	$(25,976)

Net income (loss) per share from continuing operations, basic and diluted	$(0.00)	$(0.01)
Net income (loss) per share from discontinued operations, basic and diluted	$(0.00)	$0.00
Net income (loss) per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	7,977,332	4,977,332

Other comprehensive loss
Foreign currency translation adjustments	109	139
Comprehensive loss	$(26,816)	$(25,837)

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balance, July 31, 2019	–	$–	7,977,332	$7,977	$4,681,285	$(4,697,648)	$(25,201)	$(33,587)
Foreign currency translation adjustment	–	–	–	–	–	–	109	109
Net loss	–	–	–	–	–	(26,925)	–	(26,925)
Balance, October 31, 2019	–	$–	7,977,332	$7,977	$4,681,285	$(4,724,573)	$(25,092)	$(60,403)

Balance, July 31, 2018	–	$–	4,977,332	$4,977	$4,594,285	$(5,152,172)	$(21,870)	$(574,780)
Foreign currency translation adjustment	–	–	–	–	–	–	139	139
Net loss	–	–	–	–	–	(25,976)	–	(25,976)
Balance, October 31, 2018	–	$–	4,977,332	$4,977	$4,594,285	$(5,178,148)	$(21,731)	$(600,617)

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	October 31, 2019	October 31, 2018
Cash flows from operating activities
Net loss	$(26,925)	$(25,976)
Less: net (income) loss from discontinued operations	2,982	(2,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	22,904	(9,527)
Operating cash flows from discontinued operations	(163)	3,282
Net cash used in operating activities	(1,202)	(34,574)

Cash flows from investing activities
Investing activities of discontinued operations	–	–
Net cash used in investing activities	–	–

Cash flows from financing activities
Proceeds from related party advances	1,000	–
Financing activities of discontinued operations	–	–
Net cash provided by financing activities	1,000	–
Effect of exchange rate fluctuations on cash	41	(118)
Net change in cash	(161)	(34,692)

Cash of continuing operations, beginning of period	235	49,857
Cash of discontinued operations, beginning of period	516	2,859
Cash, beginning of the period	751	52,716
Cash, end of the period	590	18,024
Less: cash of discontinued operations, end of period	355	6,023
Cash of continuing operations, end of period	$235	$12,001

Supplemental disclosure of cash flow information:
Interest paid	$–	$–
Income taxes paid	$–	$–

See accompanying notes to unaudited consolidated financial statements

GRAND PERFECTA, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of October 31, 2019, and for the three months ended October 31, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended October 31, 2019 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes for the years ended July 31, 2019 and 2018 included in the Company's Form 10-K filed on December 18, 2019.

The accompanying unaudited consolidated financial statements include the accounts of Grand Perfecta and its wholly-owned subsidiaries Umajin HK and WRN. The Company discontinued the operations of its wholly-owned subsidiaries Umajin HK and WRN in December 2019. The accounts for these subsidiaries have been presented in the discontinued operations in the accompanying consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. After the discontinued operations, the Company consists solely of Grand Perfecta.

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

As of October 31, 2019, we had cash of $590, of which $235 was from continuing operations and $355 was from discontinued operations, and a working capital deficit of $60,403. As of July 31, 2019, we had cash of $751, of which $235 was from continuing operations and $516 was from discontinued operations, and a working capital deficit of $33,587.

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

Foreign Exchange

The Company’s primary operations are conducted in Japan and performed by its wholly owned subsidiaries WRN and Umajin HK (UHK). UHK had been delivering information on horse racing to its users through its website, however it terminated its service at the end of June 2017. WRN had been delivering information on horse racing to its users through its website, however it terminated its service during April 2019. WRN functional currency is the Japanese Yen and Umajin HK’s functional currency is the Hong Kong Dollar.

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

The following rates were used to translate the accounts of Umajin HK and WRN into USD at the following balance sheet dates.

	Balance Sheet Dates
	October 31, 2019	July 31, 2019
Japanese Yen to USD	0.0092	0.0092
Hong Kong Dollars to USD	0.1276	0.1278

The following rates were used to translate the accounts of Umajin HK and WRN into USD for the following operating periods.

	For the Three Months Ended
	October 31, 2019	October 31, 2018
Japanese Yen to USD	0.0093	0.0089
Hong Kong Dollars to USD	0.1276	0.1275

Cash and Cash Equivalents

The Company considers all highly liquid holdings with maturities of three months or less at the time of purchase to be cash equivalents. The Company had no cash equivalents as of October 31, 2019 and July 31, 2019.

Accounts Receivable

Accounts receivable are carried at net realizable value, representing the outstanding balance less an allowance for doubtful accounts based on a review of all outstanding amounts. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering each customer's financial condition and credit history, as well as current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company had no allowance for doubtful accounts as of October 31, 2019 and July 31, 2019.

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

The Company has determined that the book value of its outstanding financial instruments as of October 31, 2019 and July 31, 2019 approximates the fair value.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk include cash and accounts receivable. The Company maintains its cash in banks located in Japan, Hong Kong and the United States in financial institutions with high credit ratings. Substantially all of the Company’s revenues have been generated from customers in Japan. The Company conducts periodic reviews of the financial condition and payment practices of its customers. The Company had no losses related to the write off of accounts receivable during the three months ended October 31, 2019 and 2018.

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

The Company’s revenue consisted primarily of sales of comprehensive horse racing information through multiple websites focusing on all aspects of the horse racing industry in Japan. Publication of horse racing digital magazines, and participating in other public events and media programs related to the horse racing industry do not generate significant revenue directly. These activities were undertaken for the purpose of increasing the number of horse racing fans and driving potential customers to our websites so as to hopefully eventually convert them to paying customers.

The majority of the Company’s revenue was generated by per-item sales. For certain users, payment was received at the time of purchase and for others it was received after purchase. In either case, our performance obligation was to provide the requested information to users. Therefore, we recognized revenue for per-item sales when the requested information was supplied to the user or for information packages that span a period of time, ratably over the subscription period. Revenues are presented net of refunds, credits and known and estimated credit card chargebacks. The Company reports revenue net of any required taxes collected from customers and remitted to government authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority. Rights to information purchased by customers in advance of the information being provided are recorded as deferred.

As of October 31, 2019, the Company had $0 in deferred revenues. The Company will amortize these deferred revenues based on the monthly subscriptions and record revenue in line with the amortization of these advance payments.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs incurred amounted to $0 and $0 for the three months ended October 31, 2019 and 2018, respectively.

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

During the three months ended October 31, 2019, the Company received $1,000 in funds advance by a related party. This advance is due on demand, unsecured and non-interest bearing.

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

The Company had zero shares of Series A Preferred Stock issued and outstanding as of October 31, 2019 and July 31, 2019.

Common Stock

The Company had 7,977,332 shares of Common Stock issued and outstanding as of October 31, 2019 and July 31, 2019.

5.	COMMITMENTS AND CONTINGENCIES

Litigation

In the ordinary course of business, the Company may be or has been involved in legal proceedings from time to time. As of the date of this annual report, there have been no material legal proceedings relating to the Company.

6.	RELATED PARTY TRANSACTIONS

In June 2018, the Company entered into a consulting agreement with its new CEO and sole director. The agreement was for five months from June through October. The Company agreed to pay him $3,000 per month for his services in running the Company and making sure that the required audit and filings get completed. This agreement was extended for seventeen additional months through December 2019 at which time he resigned from all his position with the Company. During the three months ending October 31, 2019 and 2018 the Company had expensed $9,000 and $9,000 in consulting fees for this agreement, respectively.

During the three months ended October 31, 2019, the Company received $1,000 in funds advance by the now former CEO. This advance is due on demand, unsecured and non-interest bearing.

During the year ended July 31, 2019 and prior to May 5, 2019, the Company received $26,849 in advances from its now former CEO of which they paid $15,949 back. On May 5, 2019, the Company issued 3,000,000 shares of common stock to its now former CEO and sole director as payment of the remaining $10,900 in advances and also $4,500 in consulting services accrued at that time for the agreement listed above and recognized a loss on extinguishment of related party debt of $74,600.

7.	DISCONTINUED OPERATIONS

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

In accordance with the provisions of ASC 205-20, the Company has separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of October 31, 2019 and July 31, 2019, and consist of the following:

	October 31, 2019	July 31, 2019
CURRENT ASSETS OF DISCONTINUED OPERATIONS:
Cash	$355	$516
Prepaid expenses and other current assets	–	–
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS	$355	$516

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS
Accounts payable and accrued expenses	$6,432	$6,581
Taxes payable	4,265	1,365
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	$10,697	$7,946

In accordance with the provisions of ASC 205-20, the Company has not included in the results of continuing operations the results of operations of the discontinued operations in the consolidated statements of operations and comprehensive income (loss). The results of operations from discontinued operations for the three months ended October 31, 2019 and 2018 have been reflected as discontinued operations in the consolidated statements of operations and comprehensive income (loss) for the three months ended October 31, 2019 and 2018, and consist of the following:

	For the Three Months Ended
	October 31, 2019	October 31, 2018
REVENUES OF DISCONTINUED OPERATIONS	$–	$30,662

OPERATING EXPENSES OF DISCONTINUED OPERATIONS:
Cost of sales	–	26,397
Other general and administrative expenses	83	1,912
	83	28,309
OPERATING INCOME (LOSS) OF DISCONTINUED OPERATIONS	(83)	2,353

INCOME (LOSS) BEFORE INCOME TAXES OF DISCONTINUED OPERATIONS	(83)	2,353
Provision for income taxes of discontinued operations	2,938	–
NET INCOME (LOSS) OF DISCONTINUED OPERATIONS	$(3,021)	$2,353

In accordance with the provisions of ASC 205-20, the Company has separately reported the cash flow activity of the discontinued operations in the consolidated statements of cash flows. The cash flow activity from discontinued operations for the three months ended October 31, 2019 and 2018 have been reflected as discontinued operations in the consolidated statements of cash flows for the three months ended October 31, 2019 and 2018, and consist of the following:

	Three Months Ended
	October 31, 2019	October 31, 2018
DISCONTINUED OPERATING ACTIVITIES
Net income (loss)	$(2,982)	$2,353
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	–	1,826
Accounts payable and accrued expenses	2,819	(897)
Net cash provided by operating activities of discontinued operations	$(163)	$3,282

8.	SUBSEQUENT EVENTS

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

On December 18, 2019, Grand Perfecta, Inc. (the “Company”) entered into and consummated an Agreement for the Purchase of Common Stock (the “Purchase Agreement”) dated December 4, 2019, with Steve Ketter and Liu Yang (“Mr. Liu”) pursuant to which the Company agreed to sell to Mr. Liu, and Mr. Liu agreed to purchase from the Company, 4,350,000 shares of the Company’s common stock for a purchase price of $182,000. On December 18, 2019, the Company issued to Mr. Liu an aggregate of 11,931,500 shares of common stock in consideration of $182,000 paid pursuant to the Purchase Agreement and for the efforts of Mr. Liu in acquiring a majority of the outstanding shares of the Company, the expenses incurred in connection therewith and the understanding that he will fund the immediate capital needs of the Company. On December 18, 2019, Steve Ketter, the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and sole director of the Company, sold 3,000,000 shares of the Company’s common stock to Liu Yang for a purchase price of $268,000 pursuant to the Purchase Agreement. As a result of the foregoing transactions, Mr. Liu owns 14,931,500 shares of the Company’s common stock, representing approximately 75% of the Company’s outstanding shares of common stock.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of October 31, 2019, and for the three months ended October 31, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company's financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended October 31, 2019 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with GAAP have been omitted pursuant to the rules of the United States Securities and Exchange Commission ("SEC"). These unaudited financial statements should be read in conjunction with our audited financial statements and accompanying notes for the years ended July 31, 2019 and 2018 included in the Company's Form 10-K filed on December 18, 2019.

The accompanying unaudited consolidated financial statements include the accounts of Grand Perfecta and its wholly-owned subsidiaries Umajin HK (UHK) and WRN. The Company discontinued the operations of its wholly-owned subsidiaries UHK and WRN in December 2019. The accounts for these subsidiaries have been presented in the discontinued operations in the accompanying consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. After the discontinued operations, the Company consists of Grand Perfecta, solely.

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

As of October 31, 2019, we had cash of $590, of which $235 was from continuing operations and $355 was from discontinued operations, and a working capital deficit of $60,403. As of July 31, 2019, we had cash of $751, of which $235 was from continuing operations and $516 was from discontinued operations, and a working capital deficit of $33,587.

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

Foreign Exchange

The Company’s primary operations are conducted in Japan and performed by its wholly owned subsidiary WRN. WRN terminated their website services in April 2019 and was sold on December 16, 2019. A wholly owned subsidiary, Umajin HK, had been delivering information on horse racing to its users through its website similar to LinkBit, however it terminated its service at the end of June 2017 and was sold on December 16, 2019. WRN’s functional currency is the Japanese Yen and Umajin HK’s functional currency is the Hong Kong Dollar.

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

The following rates were used to translate the accounts of Umajin HK and WRN into USD at the following balance sheet dates.

	Balance Sheet Dates
	October 31, 2019	July 31, 2019
Japanese Yen to USD	0.0092	0.0092
Hong Kong Dollars to USD	0.1276	0.1278

The following rates were used to translate the accounts of Umajin HK and WRN into USD for the following operating periods.

	For the Three Months Ended
	October 31, 2019	October 31, 2018
Japanese Yen to USD	0.0093	0.0089
Hong Kong Dollars to USD	0.1276	0.1275

Results of Operations for the Three Months Ended October 31, 2019 and 2018

The following are the results of our operations for the three months ended October 31, 2019 as compared to the three months ended October 31, 2018:

	For the Three Months Ended
	October 31, 2019	October 31, 2018	$ Change
Net sales	$–	$–	$–
Total revenue	–	–	–

Operating Expenses
Other general and administrative expenses	23,904	28,329	(4,425)
Total operating expenses	23,904	28,329	(4,425)

Net loss before provision for income taxes	(23,904)	(28,329)	4,425
Provision for income taxes	–	–	–
Net loss from continuing operations	(23,904)	(28,329)	4,425
Income (loss) from discontinued operations	(83)	2,353	(2,436)
Provision for income taxes of discontinued operations	2,938	–	2,938
Net income (loss) of discontinued operations	(3,021)	2,353	(5,374)
Net loss	$(26,925)	$(25,976)	$(949)

Net Sales

Due to the sale of WRN and UHK on December 16, 2019, we did not have any sales from continuing operations for the three months ended October 31, 2019 or October 31, 2018.

Operating Expenses

Total operating expenses for the three months ended October 31, 2019 were $23,904, which represented a decrease of $4,425 as compared to the same period in 2018. The lower operating expenses are due to the discontinued operations.

Going Concern and Capital Resources

As of October 31, 2019, we had cash of $590, of which $235 was from continuing operations and $355 was from discontinued operations, and a working capital deficit of $60,403. As of July 31, 2019, we had cash of $751, of which $235 was from continuing operations and $516 was from discontinued operations, and a working capital deficit of $33,587.

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

The following is a summary of our cash flows from operating, investing and financing activities for the three months ended October 31, 2019 and 2018.

	Three Months Ended
	October 31, 2019	October 31, 2018
Cash flows provided by (used in) operating activities	$(1,202)	$(34,574)
Cash flows used in investing activities	$–	$–
Cash flows provided by financing activities	$1,000	$–

Net cash flows used in operating activities for the three months ended October 31, 2019 amounted to $1,202, compared to cash flows used in operating activities of $34,574 for the three months ended October 31, 2018. Our cash used in operations decreased during the three months ended October 31, 2019 due to an increase in accounts payable and accrued expenses compared to cash used in operations during the three months ended October 31, 2018.

There was no net cash provided by investing activities during the three months ended October 31, 2019 and 2018.

Net cash provided by financing activities for the three months ended October 31, 2019 amounted to $1,000, compared to net cash provided by of $0 for the three months ended October 31, 2018. During the three months ended October 31, 2019, the cash provided by financing activities was the result of borrowings of $1,000 from a related party. During the three months ended October 31, 2018, there was no cash provided by financing activities.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) of the Exchange Act, the Company's management, under the supervision of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at October 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2019.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending legal proceedings against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A – RISK FACTORS

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

The following exhibits are filed as part of this Report:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRAND PERFECTA, INC.

March 17, 2020	By:	/s/ Liu Yang
Liu Yang
Chief Executive Officer, (Principal Executive Officer)

March 17, 2020	By:	/s/ Liu Yang
Liu Yang
Chief Financial Officer (Principal Financial Officer)

